Form 10-Q
period 1999-12-31
DIGITAL IMPACT INC /DE/
filed 2000-02-11
CIK 1095105

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------
(MARK ONE)
      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                       OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                       COMMISSION FILE NUMBER: 000-27787

                            ------------------------

                              DIGITAL IMPACT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                 94-3286913
             (STATE OR OTHER JURISDICTION OF                                  (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                                  IDENTIFICATION NO.)

                                 177 BOVET ROAD
                          SAN MATEO, CALIFORNIA 94402
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                        TELEPHONE NUMBER (650) 356-3400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ ] No [X]

     As of February 7, 2000, there were approximately 24,412,000 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              DIGITAL IMPACT, INC.

                                     INDEX

                                                                       PAGE
                                                                       NO.
                                                                       ----
                       PART I. FINANCIAL INFORMATION
Item 1.  Condensed Financial Statements:
         Condensed Statement of Operations for the three and nine
         months ended December 31, 1999 and 1998.....................    3
         Condensed Balance Sheet as of December 31, 1999 and March
         31, 1999....................................................    4
         Condensed Statement of Cash Flows for the nine months ended
         December 31, 1999 and 1998..................................    5
         Notes to the Unaudited Condensed Financial Statements.......    6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    8
Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................   17

                        PART II. OTHER INFORMATION
Item 2.  Changes in Securities and Use of Proceeds...................   18
Item 6.  Exhibits and Reports on Form 8-K............................   18
         Signatures..................................................   19

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                              DIGITAL IMPACT, INC.

                       CONDENSED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                                         DECEMBER 31,           DECEMBER 31,
                                                      -------------------    -------------------
                                                        1999       1998        1999       1998
                                                      --------    -------    --------    -------
Revenues............................................  $ 4,011     $  396     $  7,268    $   517
Cost of revenues....................................    1,944        189        3,561        276
                                                      -------     ------     --------    -------
Gross margin........................................    2,067        207        3,707        241
Operating expenses:
  Research and development..........................    2,140        292        4,658        501
  Sales and marketing...............................    2,001        152        4,545        286
  General and administrative........................    1,576        225        3,740        406
  Stock-based compensation..........................    3,188        110        6,483        272
                                                      -------     ------     --------    -------
          Total operating expenses..................    8,905        779       19,426      1,465
                                                      -------     ------     --------    -------
Loss from operations................................   (6,838)      (572)     (15,719)    (1,224)
Interest income, net................................      412         22          494         32
                                                      -------     ------     --------    -------
Net loss............................................  $(6,426)    $ (550)    $(15,225)   $(1,192)
                                                      =======     ======     ========    =======
Net loss per common share -- basic and diluted......  $ (0.60)    $(0.30)    $  (2.82)   $ (0.66)
                                                      =======     ======     ========    =======
Shares used in net loss per common share calculation
  -- basic and diluted..............................   10,650      1,807        5,400      1,813
                                                      =======     ======     ========    =======

    The accompanying notes are an integral part of these unaudited condensed financial statements.

                              DIGITAL IMPACT, INC.

                            CONDENSED BALANCE SHEET
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                              DECEMBER 31,    MARCH 31,
                                                                  1999          1999
                                                              ------------    ---------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................    $ 73,277       $ 2,864
  Accounts receivable, net..................................       3,794           668
  Prepaid expenses and other current assets.................         808           116
                                                                --------       -------
          Total current assets..............................      77,879         3,648
                                                                --------       -------
Property and equipment, net.................................       5,347         2,494
Restricted cash.............................................         108           108
Other assets................................................         135            64
                                                                --------       -------
          Total assets......................................    $ 83,469       $ 6,314
                                                                ========       =======
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  2,617       $   591
  Accrued liabilities.......................................       2,206           221
  Current portion of long term debt.........................         448           441
                                                                --------       -------
          Total current liabilities.........................       5,271         1,253
                                                                --------       -------
  Long term debt, less current portion......................         976           691
                                                                --------       -------
          Total liabilities.................................       6,247         1,944
                                                                --------       -------
Stockholders' equity:
  Convertible preferred stock...............................          --            10
  Common stock..............................................          24             6
  Additional paid-in capital................................     110,110         8,925
  Unearned stock-based compensation.........................     (14,344)       (1,227)
  Stock subscription receivable.............................          --            (1)
  Accumulated deficit.......................................     (18,568)       (3,343)
                                                                --------       -------
          Total stockholders' equity........................      77,222         4,370
                                                                --------       -------
          Total liabilities and stockholders' equity........    $ 83,469       $ 6,314
                                                                ========       =======

    The accompanying notes are an integral part of these unaudited condensed financial statements.

                              DIGITAL IMPACT, INC.

                       CONDENSED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------    -------
Cash flows from operating activities:
  Net loss..................................................  $(15,225)   $(1,192)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................     1,043         76
     Provision for bad debts................................        60         --
     Warrants issued for services...........................       212         --
     Amortization of unearned stock-based compensation......     6,271        272
     Changes in operating assets and liabilities
       Accounts receivable..................................    (3,186)      (298)
       Prepaid expenses and other current assets............      (692)       (16)
       Other assets.........................................       (71)       (84)
       Accounts payable.....................................     2,026        820
       Accrued liabilities..................................     1,985         (1)
                                                              --------    -------
          Net cash used in operating activities.............    (7,577)      (423)
                                                              --------    -------
Cash flows from investing activities:
  Acquisition of property and equipment.....................    (2,952)    (1,443)
                                                              --------    -------
          Net cash used in investing activities.............    (2,952)    (1,443)
                                                              --------    -------
Cash flows from financing activities:
  Proceeds from long-term debt..............................        --        350
  Principal payments on long-term debt......................      (653)       (13)
  Proceeds from initial public offering, net of issuance
     costs..................................................    70,822         --
  Proceeds from exercise of common stock options and
     warrants...............................................       128         --
  Proceeds from issuance of convertible preferred stock, net
     of issuance costs......................................    10,644      5,345
  Repayment of stock subscription...........................         1         --
                                                              --------    -------
          Net cash provided by financing activities.........    80,942      5,682
                                                              --------    -------
Net increase in cash and cash equivalents...................    70,413      3,816
Cash and cash equivalents at beginning of year..............     2,864      1,032
                                                              --------    -------
Cash and cash equivalents at end of period..................  $ 73,277    $ 4,848
                                                              ========    =======
Supplemental noncash information:
  Assets acquired under capital leases......................  $    943    $    --
  Unearned stock-based compensation.........................  $ 19,388    $   729

    The accompanying notes are an integral part of these unaudited condensed financial statements.

                              DIGITAL IMPACT, INC.

             NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. THE COMPANY

     Digital Impact, Inc. ("Digital Impact" or the "Company"), a Delaware corporation, is a leading provider of emarketing services. The Company's primary suite of emarketing services, Merchant Mail, is sold as a single service and currently consists of the following components: email campaign management, targeting and personalization, media optimization, campaign tracking and reporting, and data hosting and management.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The unaudited condensed financial statements of Digital Impact at December 31, 1999 and for the three and nine month periods then ended reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed financial statements should be read in conjunction with the financial statements for the fiscal year ended March 31, 1999 and the notes thereto included in Digital Impact's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on November 22, 1999. The results of operations for the three and nine months ended December 31, 1999 are not necessarily indicative of the results for the entire fiscal year ending March 31, 2000.

  Comprehensive Income

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Through December 31, 1999, the Company has not had any transactions that are required to be reported in other comprehensive income.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company believes that SAB 101 has not had a material impact on its financial position or results of operations.

                              DIGITAL IMPACT, INC.

NOTE 4. NET LOSS PER SHARE

     Basic net loss per share is calculated by dividing net loss by the weighted average number of vested common shares outstanding for the period. Diluted net loss per share is calculated giving effect to all dilutive potential common shares, including options, warrants and preferred stock. Options, warrants, and preferred stock were not included in the calculation of diluted net loss per share for the three and nine month periods ended December 31, 1999 and December 31, 1998 because the effect would be antidilutive. A reconciliation of the numerators and denominators used in the basic and diluted net loss per share amounts follows (in thousands except per share data):

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        DECEMBER 31,          DECEMBER 31,
                                                     ------------------    -------------------
                                                      1999       1998        1999       1998
                                                     -------    -------    --------    -------
Numerator:
  Net loss.........................................  $(6,426)   $  (550)   $(15,225)   $(1,192)
                                                     =======    =======    ========    =======
Denominator:
  Weighted average common shares outstanding.......   14,010      6,000       8,920      6,000
  Weighted average unvested common shares subject
     to repurchase.................................   (3,360)    (4,193)     (3,520)    (4,187)
                                                     -------    -------    --------    -------
Denominator for basic and diluted calculation......   10,650      1,807       5,400      1,813
                                                     =======    =======    ========    =======
Net loss per common share -- basic and diluted.....  $ (0.60)   $ (0.30)   $  (2.82)   $ (0.66)
                                                     =======    =======    ========    =======

     All convertible preferred stock, warrants, outstanding stock options, and shares subject to repurchase by the Company have been excluded from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented. As of December 31, 1998, 10,040,000 shares of convertible preferred stock have not been included in the calculation of diluted net loss per share. Warrants to purchase 104,000 and 152,000 shares at a weighted average exercise price of $0.85 and $0.64 have been excluded from the computation of diluted net loss per share at December 31, 1999 and 1998, respectively. Options to purchase 4,299,000 and 1,460,000 shares of common stock at a weighted average exercise price of $2.37 and $0.03 have been excluded from the calculation of diluted net loss per share at December 31, 1999 and 1998, respectively.

NOTE 5. INITIAL PUBLIC OFFERING

     On November 23, 1999, Digital Impact completed its initial public offering of 5,175,000 shares of its common stock, which includes 675,000 shares issued in connection with the exercise of the underwriters' overallotment option, at $15 per share. The Company received approximately $70.8 million in cash, net of underwriting discounts, commissions and other offering costs. Simultaneously with the closing of the initial public offering, all of the Company's remaining preferred stock, par value $0.001 per share, automatically converted into an aggregate of approximately 12.3 million shares of common stock.

NOTE 6. STOCK-BASED COMPENSATION

     During the nine months ended December 31, 1999, the Company recorded unearned stock-based compensation totaling $19.4 million which is being amortized to expense over the vesting periods of the related options, generally four years in accordance with FASB Interpretation No. 28. Stock-based compensation expense recognized during the three and nine months ended December 31, 1999 was $3.2 million and $6.5 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of factors including those discussed in "Certain Factors Which May Impact Future Operating Results," starting on page 12, as well as factors set forth in Digital Impact's Registration Statement on Form S-1 filed with the Securities and Exchange Commission. Any forward-looking statements speak only as of the date such statements are made.

OVERVIEW

     Digital Impact was incorporated in October 1997 and commenced sales of our internet direct, or emarketing, services in December 1997. Our primary suite of emarketing services, Merchant Mail, is sold as a single service and currently consists of the following components: email campaign management, targeting and personalization, media optimization, campaign tracking and reporting, and data hosting and management. We recently introduced two new customer acquisition programs, Forward to a Friend and Email Exchange. Forward to a Friend allows our clients to track and analyze emails they have sent to their customers who then forward these emails to their friends or colleagues. Email Exchange is a cooperative marketing network that allows our clients to acquire new customers.

     During the period from inception through March 1998, we had insignificant revenues. Operating activities during this period related primarily to developing our services, building our corporate infrastructure and raising capital. In April 1998, we began executing emarketing campaigns for clients. Although our revenues have increased each quarter since inception, we have never been profitable. We cannot assure you that our revenues will continue to grow or that we will ever achieve or maintain profitability.

     We generate revenues from the sale of services to businesses that enable them to proactively communicate with their customers online. Historically, these services have primarily consisted of the design and execution of emarketing campaigns. We recognize revenues in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

     Cost of revenues consists primarily of expenses relating to the delivery of emarketing services, including personnel costs, primarily consisting of our client services staff, the amortization of equipment and licensed technology, and data center rent.

     Operating expenses are categorized into research and development, sales and marketing, general and administrative, and stock-based compensation.

     Research and development expenses consist primarily of personnel and related costs, consultants and outside contractor costs, and software and hardware maintenance costs for our development efforts. To date, all research and development costs have been expensed as incurred.

     Sales and marketing expenses consist of personnel and related costs primarily for our direct sales force, and marketing staff, in addition to marketing programs which include trade shows, advertisements, promotional activities and media events.

     General and administrative expenses consist primarily of personnel and related costs for corporate functions, including information services, finance, accounting, human resources, facilities and legal.

     Stock-based compensation represents the aggregate difference, at the date of grant, between the respective exercise price of stock options and the deemed fair market value of the underlying stock. Stock-based compensation is amortized over the vesting period of the underlying options based on an accelerated vesting method, generally four years.

RESULTS OF OPERATIONS

  Three Months Ended December 31, 1999 and 1998

     Revenues. Revenues increased from $396,000 for the quarter ended December 31, 1998 to $4.0 million for the quarter ended December 31, 1999. The increase was primarily due to the addition of new clients during the current quarter as well as increased volume for continuing clients.

     Cost of Revenues. Cost of revenues increased from $189,000 during the quarter ended December 31, 1998 to $1.9 million during the current quarter. The increase was primarily due to higher costs of campaign creation and delivery associated with supporting a larger number of clients and a higher volume of emails. Gross margins remained flat at 52% for the three months ended December 31, 1999 and December 31, 1998.

     Research and Development. Research and development expenses increased to $2.1 million for the three months ended December 31, 1999 from $292,000 for the three months ended December 31, 1998. The increase is largely a result of an increase in personnel costs of approximately $1.3 million and an increase in professional fees of $403,000 to further develop and enhance our service offerings. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in absolute dollars in future periods.

     Sales and Marketing. Sales and marketing expense increased from $152,000 for the three months ended December 31, 1998 to $2.0 million for the current quarter. The increase was primarily due to increased personnel costs of $1.1 million associated with the growth of our sales force and marketing staff including the addition of a sales office in New York and an increase in advertising and promotional spending of $576,000 associated with building our brand. We expect our sales and marketing expenses to increase on an absolute basis as we increase our marketing and promotional efforts and hire additional personnel.

     General and Administrative. General and administrative expenses increased from $225,000 for the three months ended December 31, 1998 to $1.6 million for the three months ended December 31, 1999. The increase was due primarily to an increase in personnel related expenses of $879,000 associated with the expansion of our finance, information technology, and human resources departments and an increase of $230,000 in accounting and legal fees largely as a result of the ongoing costs of having become a public company during the quarter.

     Stock-based Compensation. Stock-based compensation, a noncash expense, recognized during the three months ended December 31, 1999 and 1998 was $3.2 million and $110,000 respectively. These amounts are recognized over the vesting periods of the related options, generally four years.

     Interest Income, Net. Interest income increased from $22,000 for the three months ended December 31, 1998 to $412,000 for the three months ended December 31, 1999. The increase is largely due to higher average cash and cash equivalents balances resulting from the $70.8 million in net proceeds raised during the Company's initial public offering.

  Nine Months Ended December 31, 1999 and 1998

     Revenues. Total revenues increased from $517,000 for the nine months ended December 31, 1998 to $7.3 million for the nine months ended December 31, 1999. The increase was largely due to an increase in the number of clients to which we provide services along with a significant increase in the number of emails sent on behalf of our clients.

     Cost of Revenues. Cost of revenues increased from $276,000 for the nine months ended December 31, 1998 to $3.6 million for the nine months ended December 31, 1999. The increase was primarily due to higher costs of campaign creation and delivery associated with supporting a larger number of clients and a higher volume of emails. Gross margins improved from 47% for the nine months ended December 31, 1998 to 51% for the nine months ended December 31, 1999. This increase was primarily the result of higher capacity utilization as revenues increased at a greater rate than associated costs.

     Research and Development. Research and development expenses increased from $501,000 for the nine months ended December 31, 1998 to $4.7 million for the nine months ended December 31, 1999. The increase was primarily due to an increase in personnel related costs of approximately $2.8 million and an increase in professional fees of $932,000 related to developing technologies which enhance our service offerings.

     Sales and Marketing. Sales and marketing expenses increased from $286,000 for the nine months ended December 31, 1998 to $4.5 million for the nine months ended December 31, 1999. The increase was largely due to growth in our sales and marketing staff with personnel related costs increasing by $2.5 million and an increase in promotional spending of $1.0 million, targeted at building our brand, increasing our client base and growing sales.

     General and Administrative. General and administrative expenses increased from $406,000 for the nine months ended December 31, 1998 to $3.7 million during the corresponding period of the current year. The increase was due primarily to an increase in personnel related costs of $1.8 million, higher outside contract costs of $316,000, and an increase in accounting and legal fees of $303,000 largely as a result of the ongoing costs of having become a public company during November 1999.

     Stock-based Compensation. Stock-based compensation, a noncash expense, recognized during the nine months ended December 31, 1999 and 1998 was $6.5 million and $272,000, respectively. Stock-based compensation is recognized over the vesting periods of the related options, generally four years.

     Interest Income, Net. Interest income increased from $32,000 for the nine months ended December 31, 1998 to $494,000 for the nine months ended December 31, 1999. The increase is largely due to higher average cash and cash equivalents balances resulting from the $70.8 million in net proceeds raised during the Company's initial public offering and the $10.6 million in net proceeds raised from the issuance of Series C convertible preferred stock.

     Income Taxes. No provision for federal and state income taxes was recorded as we incurred net operating losses from inception through December 31, 1999. Due to the uncertainty regarding the ultimate utilization of the net operating loss carryforwards, we have not recorded any benefit for losses and a valuation allowance has been recorded for the entire amount of the net deferred tax asset. In addition, the Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforward in certain situations where changes occur in the stock ownership of a company. If we should have an ownership change, as defined for tax purposes, utilization of the carryforwards could be restricted.

LIQUIDITY AND CAPITAL RESOURCES

     On November 23, 1999, we completed our initial public offering of 5,175,000 shares of its common stock, which includes 675,000 shares in connection with the exercise of the underwriters' overallotment option, at $15 per share. We received net proceeds of approximately $70.8 million in cash. Prior to the offering, we had financed our operations primarily through the issuance of convertible preferred stock, and to a lesser extent, from bank borrowings and lease financing.

     Net cash used in operating activities was $7.6 million for the nine months ended December 31, 1999, which was due primarily to a net loss of $15.2 million resulting from our investments in the development of our services, infrastructure, and personnel to support our growth and an increase in accounts receivable of $3.2 million related to higher sales during the period. These amounts were partially reduced by the amortization of unearned stock-based compensation of $6.5 million (which includes warrants issued for services), and increases in accounts payable and accrued liabilities, of $4.0 million related to growth of the business. Net cash used in operating activities for the nine months ended December 31, 1998 was $423,000.

     Our investing activities used $3.0 million during the nine months ended December 31, 1999 related to the acquisition of property and equipment as we expanded our data center capacity and purchased new computers to support our increased staff. Cash used in investing activities for the nine months ended December 31, 1998 was $1.4 million.

     Financing activities generated $80.9 million during the nine months ended December 31, 1999, consisting primarily of net proceeds of $70.8 million related to our initial public offering and $10.6 million related to the July 1999 issuance of 2.2 million shares of Series C convertible preferred stock. During the nine months ended December 31, 1998, cash provided by financing activities was $5.7 million.

     At December 31, 1999, we had $73.3 million in cash and cash equivalents. Additionally, at December 31, 1999, we had availability of $300,000 under a leasing line of credit. Amounts borrowed of $1.3 million under this agreement at December 31, 1999 bear interest at rates of between 6.2% and 10.1%.

     We have an outstanding loan and security agreement with a bank that provides for borrowing of up to $350,000, $300,000 of which is collateralized by our property and equipment. Under the terms of this loan agreement, which bears interest at the prime rate (8.5% at December 31, 1999) plus 0.25% per annum, certain transactions, including payment of dividends, are prohibited without the bank's consent. Additionally, in the third quarter of the prior year, we acquired a software license in exchange for a promissory note which bears interest at 12.7% per annum. Total borrowings under these two agreements were approximately $166,000 at December 31, 1999.

YEAR 2000 READINESS DISCLOSURE

     We had developed plans to address the possible exposures related to the impact on our computer systems of entering the Year 2000 and expected to have limited exposure. Since entering the Year 2000, we have not experienced any major disruptions to our business nor are we aware of any significant Year 2000 related disruptions impacting the providers of our key software applications and our key data center equipment suppliers. We will continue to monitor our critical systems over the next several months but do not anticipate any significant future impacts due to Year 2000 exposures.

     We have incurred less than $400,000 to date associated with the Year 2000 remediation efforts and expect to incur only minimal expenses going forward. These costs were charged to expense as incurred in accordance with EITF 96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000."

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 2000. We do not currently hold derivative instruments or engage in hedging activities.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We believe that SAB 101 has not had a material impact on our financial position or results of operations.

CERTAIN FACTORS WHICH MAY IMPACT FUTURE OPERATING RESULTS

BECAUSE OF OUR LIMITED OPERATING HISTORY AND THE EMERGING NATURE OF THE EMARKETING INDUSTRY, ANY PREDICTIONS ABOUT OUR FUTURE REVENUES AND EXPENSES MAY NOT BE AS ACCURATE AS THEY WOULD BE IF WE HAD A LONGER BUSINESS HISTORY, AND WE CANNOT DETERMINE TRENDS THAT MAY AFFECT OUR BUSINESS.

     We were incorporated in October 1997 and first recorded revenue in December 1997. Our limited operating history makes financial forecasting and evaluation of our business difficult. Since we have limited financial data, any predictions about our future revenues and expenses may not be as accurate as they would be if we had a longer business history. Because of the emerging nature of the emarketing industry, we cannot determine trends that may emerge in our market or affect our business. The revenue and income potential of the emarketing industry, and our business, are unproven.

OUR OPERATING RESULTS HAVE VARIED SIGNIFICANTLY IN THE PAST AND ARE LIKELY TO VARY SIGNIFICANTLY FROM PERIOD TO PERIOD, AND OUR STOCK PRICE MAY DECLINE IF WE FAIL TO MEET THE EXPECTATIONS OF ANALYSTS AND INVESTORS.

     Our operating results have varied significantly in the past and are likely to vary significantly from period to period. As a result, our operating results are difficult to predict and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would likely decline.

SEASONAL TRENDS MAY CAUSE OUR QUARTERLY OPERATING RESULTS TO FLUCTUATE, WHICH MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

     The traditional direct marketing industry has typically generated lower revenues during the summer months and higher revenues during the calendar year-end months. We believe our business may be affected by similar revenue fluctuations, but our limited operating history is insufficient to predict the existence or magnitude of these effects. If we do experience these effects, analysts and investors may not be able to predict our quarterly or annual operating results, and if we fail to meet expectations of analysts and investors, our stock price could decline.

IF BUSINESSES AND CONSUMERS FAIL TO ACCEPT EMARKETING AS A MEANS TO ATTRACT NEW CUSTOMERS, DEMAND FOR OUR SERVICES MAY NOT DEVELOP AND THE PRICE OF OUR COMMON STOCK WOULD DECLINE.

     The market for emarketing is new and rapidly evolving, and our business will be harmed if sufficient demand for our services does not develop. Our current and planned services are very different from the traditional methods that many of our clients have historically used to attract new customers and maintain customer relationships. Demand for emarketing, including our services, may not materialize for several reasons, including:

     - Businesses that have already invested substantial resources in other methods of marketing and communications may be reluctant to adopt new marketing strategies and methods.

     - Consumers and businesses may choose not to accept emarketing messages.

     - Businesses may elect not to engage in emarketing because consumers may confuse permission-based email services with unsolicited commercial email.

     - The effectiveness of direct marketing through the use of emails may diminish significantly if the volume of direct marketing email saturates consumers.

THE LOSS OF A MAJOR CLIENT COULD RESULT IN LOWER THAN EXPECTED REVENUES.

     A small number of clients account for a high percentage of our revenues. The loss of a major client could harm our business. While no single customer accounted for more than 10 percent of Digital Impact's revenues for the nine months ended December 31, 1999, the loss of a major client could have a material adverse effect on our business and results of operations.

COMPETITION IN THE EMARKETING INDUSTRY IS INTENSE AND, IF WE ARE UNABLE TO COMPETE EFFECTIVELY, THE DEMAND FOR, OR THE PRICES OF, OUR SERVICES MAY DECLINE.

     The market for emarketing is intensely competitive, rapidly evolving and experiences rapid technological change. We expect the intensity of competition to increase significantly in the future because of the attention the internet has received as a medium for advertising and direct marketing and because there are no significant barriers to entry into our market. Intense competition may result in price reductions, reduced sales, gross margins and operating margins, and loss of market share. Our principal competitors include providers of emarketing solutions such as Acxiom and its affiliate Bigfoot, Exactis.com, Kana Communications, FloNetwork (formerly Media Synergy), MessageMedia, Responsys.com, Post Communications, Inc., Click Action, Inc., and Annuncio Software, Inc.; and the in-house information technology departments of our existing and prospective clients.

     In addition, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our prices. In the future, we may experience competition from Internet service providers, advertising and direct marketing agencies and other large established businesses such as America Online, DoubleClick, Microsoft, IBM, AT&T, Yahoo!, ADVO, CMGI, Inc. and the Interpublic Group of Companies. Each of these companies possess large, existing customer bases, substantial financial resources and established distribution channels and could develop, market or resell a number of emarketing solutions. These potential competitors may also choose to enter the market for emarketing by acquiring one of our existing competitors or by forming strategic alliances with these competitors. Any of these occurrences could harm our ability to compete effectively.

RAPID TECHNOLOGICAL CHANGES COULD CAUSE OUR SERVICES TO BECOME OBSOLETE AND UNMARKETABLE OR REQUIRE US TO REDESIGN OUR SERVICES, WHICH COULD BE COSTLY AND TIME-CONSUMING.

     The market for emarketing services is characterized by rapid technological change. Our services could become obsolete and unmarketable if we are unable to adapt our services to these new technologies. For example, the emergence of new media formats such as the recently introduced streaming video and audio may require us to adapt our services to remain competitive which could be costly and time-consuming.

IF WE DO NOT ATTRACT AND RETAIN ADDITIONAL HIGHLY-SKILLED PERSONNEL, WE MAY BE UNABLE TO EXECUTE OUR BUSINESS STRATEGY.

     Our business depends on the continued technological innovation of our core services and our ability to provide comprehensive emarketing expertise. Our main offices are located in the San Francisco Bay Area, where competition for personnel with internet-related technology and marketing skills is extremely intense. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to successfully introduce new services or otherwise implement our business strategy. We plan to significantly expand our operations, and we will need to hire additional personnel as our business grows. In particular, we have experienced difficulties in hiring highly skilled technical and client services personnel due to significant competition for experienced personnel in our market.

WE RELY ON THE SERVICES OF OUR FOUNDERS AND OTHER KEY PERSONNEL, WHOSE KNOWLEDGE OF OUR BUSINESS AND TECHNICAL EXPERTISE WOULD BE EXTREMELY DIFFICULT TO REPLACE.

     Our future success depends to a significant degree on the skills, experience and efforts of our senior management. In particular, we depend upon the continued services of William Park, our Chief Executive Officer and co-founder and Gerardo Capiel, our Chief Technology Officer and co-founder, whose vision for our company, knowledge of our business and technical expertise would be extremely difficult to replace. In addition, we have not obtained life insurance benefiting Digital Impact on any of our key employees. If any of our key employees left or was seriously injured and unable to work and we were unable to find a qualified replacement, the level of services we are able to provide could decline or we may be otherwise unable to execute our business strategy.

IF WE ARE UNABLE TO IMPLEMENT APPROPRIATE CONTROLS, SYSTEMS AND PROCEDURES TO MANAGE OUR EXPECTED GROWTH, WE MAY NOT BE ABLE TO SUCCESSFULLY OFFER OUR SERVICES AND IMPLEMENT OUR BUSINESS PLAN.

     Our ability to successfully offer services and implement our business plan requires an effective planning and management process. Since we began operations, we have significantly increased the size of our operations. This growth has placed, and we expect that any future growth we experience will continue to place, a significant strain on our management, systems and resources. To manage the anticipated growth of our operations, we will be required to improve existing and implement new operational, financial and management information controls, reporting systems and procedures. For example, we expect to substantially upgrade our accounting and billing system within the next twelve months.

IF WE FAIL TO EXECUTE OUR STRATEGY TO EXPAND INTO NEW MARKETS, THE MARKET FOR OUR SERVICES AND OUR POTENTIAL REVENUE WILL BE LIMITED.

     The majority of our emarketing clients to date have been online business-to-consumer retailers. We intend to expand our presence among clients in other consumer markets, in markets where the customers are businesses rather than consumers, and in international markets. If this strategy fails, the market for our services and our potential revenue will be limited. We have limited experience in these markets and may encounter obstacles which we have not anticipated.

IF WE FAIL TO INTRODUCE NEW SERVICES, OUR REVENUES MAY NOT INCREASE.

     Part of our strategy is to increase our revenues by introducing new services. If we fail to introduce new services our revenues may not increase. For example, we recently introduced our Email Exchange program which we expect will account for a growing percentage of our future revenues. If the Email Exchange program does not perform up to our expectations, our revenues may be lower.

IF THE DELIVERY OF OUR EMAILS IS LIMITED OR BLOCKED, THEN OUR CLIENTS MAY DISCONTINUE THEIR USE OF OUR SERVICES.

     Our business model relies on our ability to deliver emails over the internet through internet service providers and to recipients in major corporations. In particular, a significant percentage of our emails are sent to recipients who use America Online. We do not have, and we are not required to have, an agreement with America Online to deliver emails to their customers. America Online uses a proprietary set of technologies to handle and deliver email and the value of our services will be reduced if we are unable to provide emails compatible with these technologies. In addition, America Online and other internet service providers are able to block unwanted messages to their users. If these companies limit or halt the delivery of our emails, or if we fail to deliver emails in such a way as to be compatible with these companies' email handling technologies, then our clients may discontinue their use of our services.

OUR FACILITIES AND SYSTEMS ARE VULNERABLE TO NATURAL DISASTERS AND OTHER UNEXPECTED EVENTS, AND ANY OF THESE EVENTS COULD RESULT IN AN INTERRUPTION OF OUR ABILITY TO EXECUTE OUR CLIENTS' EMARKETING CAMPAIGNS.

     We depend on the efficient and uninterrupted operations of our data center and hardware systems. Our data center and hardware systems are located in Northern California, an area susceptible to earthquakes. Our data center and hardware systems are also vulnerable to damage from fire, floods, power loss, telecommunications failures, and similar events. If any of these events result in damage to our data center or systems, we may be unable to execute our clients' emarketing campaigns until the damage is repaired, and may accordingly lose clients and revenues. In addition, we may incur substantial costs in repairing any damage.

OUR DATA CENTER IS LOCATED AT FACILITIES PROVIDED BY A THIRD PARTY, AND IF THIS PARTY IS UNABLE TO ADEQUATELY PROTECT OUR DATA CENTER, OUR REPUTATION MAY BE HARMED AND WE MAY LOSE CLIENTS.

     Our data center, which is critical to our ongoing operations, is located at facilities provided by a third party. Our operations depend on this party's ability to protect our data center from damage or interruption from human error, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. If this party is unable to adequately protect our data center and information is lost or our ability to deliver our services is interrupted, our reputation may be harmed and we may lose clients.

IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, THIRD PARTIES COULD USE OUR INTELLECTUAL PROPERTY WITHOUT OUR CONSENT.

     Our ability to successfully compete is substantially dependent upon our internally developed technology and intellectual property, which we protect through a combination of copyright, trade secret and trademark law, and contractual obligations. We have no issued patents and have two U.S. patent applications pending. We have no registered trademarks and have two U.S. trademark applications pending. We may not be able to adequately protect our proprietary rights. Unauthorized parties may attempt to obtain and use our proprietary information. Policing unauthorized use of our proprietary information is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

OUR OPERATING RESULTS WOULD SUFFER IF WE WERE FORCED TO DEFEND AGAINST A PROTRACTED INFRINGEMENT CLAIM OR IF A THIRD PARTY WERE AWARDED SIGNIFICANT DAMAGES.

     There is a substantial risk of litigation regarding intellectual property rights in our industry. A successful claim of technology infringement against us and our failure or inability to license the infringed or similar technology could harm our business. We expect that our technologies may experience an increase in third-party infringement claims as the number of our competitors grows. In addition, we believe that many of our competitors have filed or intend to file patent applications covering aspects of their technology that they may claim our intellectual property infringes. We cannot be certain that third parties will not make a claim of infringement against us relating to our technology. Any claims, with or without merit, could be time-consuming and costly to defend; divert management's attention and resources; cause delays in delivering services; require the payment of monetary damages which may be tripled if the infringement is found to be willful; result in an injunction which would prohibit us from offering a particular service; and or require us to enter into royalty or licensing agreements which, if required, may not be available on acceptable terms.

IF ANY OF THE THIRD PARTY TECHNOLOGIES WE USE BECOME UNAVAILABLE TO US, WE WILL NOT BE ABLE TO OPERATE OUR BUSINESS UNTIL EQUIVALENT TECHNOLOGY CAN BE OBTAINED.

     We are highly dependent on technologies we license from TIBCO, Oracle, Sun Microsystems and Microsoft which enable us to send email through the internet and allow us to offer a variety of targeted marketing capabilities. Our market is evolving, and we may need to license additional technologies to remain competitive. However, we may not be able to license these technologies on commercially reasonable terms or at all. Our inability to obtain any of these licenses could delay the development of our services until equivalent technology can be identified, licensed or developed and integrated.

IF WE ARE UNABLE TO SAFEGUARD THE CONFIDENTIAL INFORMATION IN OUR DATA WAREHOUSE, OUR REPUTATION MAY BE HARMED AND WE MAY BE EXPOSED TO LIABILITY.

     We currently retain highly confidential customer information in a secure data warehouse. We cannot assure you, however, that we will be able to prevent unauthorized individuals from gaining access to this data warehouse. If any compromise or breach of security were to occur, it could harm our reputation and expose us to possible liability. Any unauthorized access to our servers could result in the misappropriation of confidential customer information or cause interruptions in our services. It is also possible that one of our employees could attempt to misuse confidential customer information, exposing us to liability. In addition, our reputation may be harmed if we lose customer information maintained in our data warehouse due to systems interruptions or other reasons.

THE TERMINATION OF RELATIONSHIPS WITH DIRECT MARKETING FIRMS AND ADVERTISING AGENCIES COULD SIGNIFICANTLY REDUCE OUR FUTURE REVENUES AND INCREASE OUR COSTS.

     We have relationships with direct marketing firms and advertising agencies which we anticipate will provide significant revenues in the future. If these relationships are terminated or otherwise fail, our revenues may suffer and we may be required to devote additional resources to our sales, marketing and client services efforts. These companies generally are not obligated to offer our services to their clients or restrict them from working with our competitors. Accordingly, our success will depend on their willingness to devote resources and efforts to marketing our services.

ACTIVITIES OF OUR CLIENTS COULD DAMAGE OUR REPUTATION OR GIVE RISE TO LEGAL CLAIMS AGAINST US.

     Our clients' promotion of their products and services may not comply with federal, state and local laws. We cannot predict whether our role in facilitating these marketing activities would expose us to liability under these laws. Any claims made against us could be costly and time-consuming to defend. If we are exposed to this kind of liability, we could be required to pay substantial fines or penalties, redesign our business methods, discontinue some of our services or otherwise expend resources to avoid liability.

     Our services involve the transmission of information through the internet. Our services could be used to transmit harmful applications, negative messages, unauthorized reproduction of copyrighted material, inaccurate data or computer viruses to end-users in the course of delivery. Any transmission of this kind could damage our reputation or could give rise to legal claims against us. We could spend a significant amount of time and money defending against these legal claims.

NEW REGULATION OF AND UNCERTAINTIES REGARDING THE APPLICATION OF EXISTING LAWS AND REGULATIONS TO, EMARKETING AND THE INTERNET, COULD PROHIBIT, LIMIT OR INCREASE THE COST OF OUR BUSINESS.

     Legislation has recently been enacted in several states restricting the sending of unsolicited commercial email. We cannot assure you that existing or future legislation regarding commercial email will not harm our business. The federal government and several other states are considering, or have considered, similar legislation. These provisions generally limit or prohibit both the transmission of unsolicited commercial emails and the use of forged or fraudulent routing and header information. Some states, including California, require that unsolicited emails include opt-out instructions and that senders of these emails honor any opt-out requests.

     Our business could be negatively impacted by new laws or regulations applicable to emarketing or the internet, the application of existing laws and regulations to emarketing or the internet or the application of new laws and regulations to our business as we expand into new jurisdictions. There is a growing body of laws and regulations applicable to access to or commerce on the internet. Moreover, the applicability to the internet of existing laws is uncertain and may take years to resolve. Due to the increasing popularity and use of the internet, it is likely that additional laws and regulations will be adopted covering issues such as privacy, pricing, content, copyrights, distribution, taxation antitrust, characteristics and quality of services and consumer protection. The adoption of any additional laws or regulations may impair the growth of the internet or emarketing, which could, in turn, decrease the demand for our services and prohibit, limit or increase our cost of doing business.

INTERNET-RELATED STOCK PRICES ARE ESPECIALLY VOLATILE AND THIS VOLATILITY MAY DEPRESS OUR STOCK PRICE.

     The stock market and specifically the stock prices of internet-related companies have been very volatile. Because we are an internet-related company, we expect our stock price to be similarly volatile. As a result of this volatility, the market price of our common stock could significantly decrease. This volatility is often not related to the operating performance of the companies and may accordingly reduce the price of our common stock without regard to our operating performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We provide our services to clients primarily in the U.S. As a result, it is unlikely that our financial results could be directly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. All of our sales are currently denominated in U.S. dollars.

     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities which are tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We plan to mitigate default risk by investing in high-credit quality securities.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On November 23, 1999, we completed our initial public offering of 5,175,000 shares of our common stock, which includes 675,000 shares in connection with the exercise of the underwriters' overallotment option, at $15 per share. The managing underwriters in the offering were Credit Suisse First Boston, Hambrecht & Quist, Donaldson, Lufkin & Jenrette, and U.S. Bancorp Piper Jaffray. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Reg. No. 333-87299) that was declared effective by the SEC on November 22, 1999. The aggregate offering amount including the overallotment exercise was approximately $77.6 million. We incurred expenses of approximately $6.8 million, of which approximately $5.4 million represented underwriting discounts and commissions and approximately $1.4 million represented other expenses related to the offering.

     Currently, we have placed the net proceeds from the offering in short-term, interest bearing, investment grade securities. We expect to use the offering net proceeds for working capital and general corporate purposes, including continued investment in the development of our current and future emarketing services, the expansion of our sales and marketing activities, and investment in our infrastructure. Additionally, we may use a portion of the net proceeds to acquire or invest in complementary products, technologies, or businesses.

     Simultaneously with the closing of the initial public offering, all of our remaining preferred stock, par value $0.001 per share, automatically converted into an aggregate of approximately 12.3 million shares of common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits

     27.1  Financial Data Schedule

  Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 11, 2000                  DIGITAL IMPACT, INC.
                                          (Registrant)

                                                   /s/ WILLIAM PARK
                                          --------------------------------------
                                                       William Park
                                               Chief Executive Officer and
                                            Chairman of the Board of Directors
                                              (Principal Executive Officer)

                                                 /s/ DAVID OPPENHEIMER
                                          --------------------------------------
                                                    David Oppenheimer
                                            Vice President and Chief Financial
                                                         Officer,
                                                 Treasurer and Secretary
                                           (Principal Financial and Accounting
                                                         Officer)

                                 EXHIBIT INDEX

    EXHIBIT
      NO.                              DESCRIPTION
    -------                            -----------
     27.1      Financial Data Schedule