Form 10-K405
period 2000-03-31
DIGITAL IMPACT INC /DE/
filed 2000-06-06
CIK 1095105

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 000-27787
                            ------------------------

                              DIGITAL IMPACT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      94-3286913
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

    177 BOVET ROAD, SAN MATEO, CALIFORNIA                          94402
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (650) 356-3400

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
                     NONE                                           NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $0.001 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on May 31, 2000 as reported on the NASDAQ National Market, was approximately $85,960,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of May 31, 2000, the Registrant had outstanding 24,661,933 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Security Holders for Fiscal Year Ended March 31, 2000 are incorporated by reference in Part II. The Annual Report shall be deemed "filed" with the Commission only with respect to those portions specifically incorporated by reference herein. Portions of our definitive Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended March 31, 2000, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year, are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

FORWARD-LOOKING INFORMATION

     The forward-looking statements included in this report, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements included herein as a result of a number of factors, including but not limited to those discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated by reference to pages 12 through 21 of the Company's Annual Report to Stockholders.

ITEM 1. BUSINESS

OVERVIEW

     Digital Impact was incorporated in California in October 1997 and reincorporated in Delaware in October 1999. We offer internet direct marketing services, or eMarketing, services to businesses that wish to communicate more effectively with their customers online through digital messages. We combine proprietary technologies, rigorous business processes and expertise developed over thousands of eMarketing campaigns to provide a comprehensive, outsourced internet direct marketing solution. The services we provide are designed to maximize our clients' return on their marketing investment.

     Our core set of services includes eMarketing campaign management, targeting and one-to-one personalization, media optimization, campaign tracking and reporting, and data hosting and management. We sell these services under the name Merchant Mail. In addition, during fiscal year 2000, we introduced two new customer acquisition programs, Forward to a Friend and Email Exchange. Forward to a Friend allows our clients to track and analyze emails they have sent to their customers who then forward these emails to their friends or colleagues. Email Exchange is a cooperative marketing network that allows our clients to acquire new customers. We also continue to offer customer data analysis and strategic consulting services as part of our eMarketing solutions.

     During fiscal year 2000, we formed a number of strategic alliances to strengthen and expand our market reach. In August 1999, we formed an alliance with Harte-Hanks, Inc. ("Harte-Hanks"), a global firm that offers direct marketing services to leading companies in a wide variety of industries. Under this alliance, we offer privately labeled eMarketing services to the clients of Harte-Hanks. In February 2000, we established an alliance with Impiric, a wholly owned subsidiary of Young & Rubicam, whereby Digital Impact will be the exclusive provider of eMarketing services to all of Impiric's worldwide clients, as well as the preferred provider to the clients of other Young & Rubicam companies. Additionally, in April 2000, we announced an alliance with WebTV Networks, Inc. ("WebTV"), a wholly owned subsidiary of Microsoft. Under this agreement, Digital Impact is providing a private label version of our Email Exchange platform to WebTV Networks. This has been branded as DealMail.

SERVICES

     We provide comprehensive services for executing personalized eMarketing campaigns designed to enable our clients to acquire and retain online customers. Our primary suite of eMarketing services, Merchant Mail, is sold as a single service and currently consists of the following components:

     - eMarketing campaign management.

     - Targeting and one-to-one personalization.

     - Media optimization.

     - Campaign tracking and reporting.

     - Data hosting and management.

     We also provide other customer acquisition programs such as Email Exchange, Forward to a Friend, and DealMail.

  eMarketing Campaign Management

     We assign each client a client services manager, an eMarketing specialist who applies our extensive domain expertise and methodologies, to manage that client's email campaigns. The campaign management process includes:

     - Establishing rules for email personalization based upon each recipient's profile and email software environment.

     - Checking the quality of each email across over 30 email software packages.

     - Applying our accumulated knowledge base to analyze the results of each campaign.

     - Managing and ensuring the integrity of data transfers with our clients.

  Targeting and One-to-One Personalization

     We create targeted email messages for each customer based on our clients' eMarketing objectives. Our targeting and personalization capabilities include:

     - Matching a particular email offer to the appropriate group of recipients based on a pre-defined set of marketing parameters determined by our clients. For example, in a recent campaign we created emails containing gardening advice tailored to customers' gardening topic preferences.

     - Dynamically assembling unique emails using sophisticated algorithms and statistical models to predict the content most relevant to each recipient. For example, we assembled and delivered 35,000 unique emails, each featuring six different products from a pool of 3,000 possible choices. The six products and the order in which they were presented to each customer were determined on the basis of the customer's purchase behavior, self-reported preferences and demographic profile.

  Media Optimization

     We use our media sensor technology to determine the optimal graphical format for each recipient's media channel or email software environment. This technology enables us to deliver email at the highest level of graphics and interaction currently available to the recipient, including:

     - Plain text emails with universal resource locator, or URL, links.

     - Plain text emails with hyperlinked words that are blue and underlined.

     - Emails tailored for subscribers of America Online with hyperlinked words and font formatting.

     - Hypertext markup language, or HTML, emails with advanced graphical elements.

     - Dynamic HTML and Java-based email with interactive capabilities greater than HTML.

     - Emails delivered over the set-top box medium.

  Campaign Tracking and Reporting

     We monitor and report the performance of our clients' email campaigns. The data is collected at the individual customer level and includes the number and percentage of:

     - Emails delivered.

     - Emails rejected.

     - Emails opened.

     - Click throughs per campaign, per recipient and per specific offer.

     - Email replies from customers.

  Data Hosting and Management

     We collect, warehouse and manage key marketing elements of our clients' customer information. In total, we manage over 50 million unique opt-in consumer profiles. Our data hosting and management services include:

     - Maintaining the integrity of our clients' email lists by purging undeliverable addresses, correcting invalid addresses and eliminating duplicate records.

     - Developing and hosting web pages that transparently integrate with a client's web site and that allow consumers to enter and update their profile and subscription information.

     - Capturing and processing real-time campaign response data at the individual recipient level, including the recipient's email software environment, whether the email was successfully delivered and opened and which items were clicked on within the email.

     - Automatically handling campaign email replies, including unsubscribe requests, vacation notices, undeliverable messages, and forwarding of customer service requests.

CUSTOMER ACQUISITION PROGRAMS

     During fiscal year 2000, we introduced several customer acquisition programs: Email Exchange, Forward to a Friend, and DealMail. Email Exchange is a cooperative marketing network that offers placement of a client's brand in front of other online shoppers. Forward to a Friend allows our clients to track and analyze emails they have sent to their customers who then forward these emails to their friends or colleagues. Finally, DealMail is a strategic relationship with WebTV where WebTV subscribers receive offers and promotions from Digital Impact merchants and other WebTV merchants.

ANALYSIS

     Our database is continually updated with each eMarketing campaign with customer demographic, purchase, and online behavioral data. We aggregate this data and report it to our clients along with recommendations going forward. For clients with more advanced research needs, we provide customized professional services that aim to develop the current capabilities of our clients, help them penetrate new vertical markets, and deepen their marketing expertise.

CLIENTS

     Our clients consist of a diverse group of companies operating in many industries throughout the United States, ranging from Fortune 1000 to small private companies. For the year ended March 31, 2000, no single customer accounted for more than 10% of our total revenues or accounts receivable.

COMPETITION

     The market for eMarketing services is highly competitive, rapidly evolving and experiences rapid technological change. We expect competition to increase significantly in the future because of the attention the internet has received as a means of advertising and direct marketing and because there are limited barriers to entry into our market.

     We believe that the factors on which we successfully compete include:

     - Credibility of clients and their willingness to act as references.

     - Quality of eMarketing services.

     - Technology-enhanced service offerings.

     - Sophistication and reliability of technology.

     - Speed of implementation of eMarketing campaigns.

     - Cost-effective eMarketing solutions.

     - Measurable results.

     Although we believe that our solution currently competes favorably as to each of these factors, our market is relatively new and is evolving rapidly. We may not be able to maintain our competitive position against current and potential competitors.

     Our principal competitors include providers of eMarketing solutions such as Exactis.com (which recently announced that it will be acquired by 24/7 Media Inc.), Kana Communications, Inc. Kana Connect product, FloNetwork (formerly Media Synergy), MessageMedia, Responsys.com, Netcentives Inc. (through its acquisition of Post Communications), and Annuncio Software, Inc.; and the in-house information technology departments of our existing and prospective clients.

     We may experience additional competition from internet service providers, advertising and direct marketing agencies and other large established businesses such as America Online, DoubleClick, Microsoft, IBM, AT&T, Yahoo!, ADVO, CMGI, Inc., and the Interpublic Group of Companies. Each of these companies possess large, existing customer bases, substantial financial resources and established distribution channels and could develop, market or resell a number of eMarketing services. These potential competitors may also choose to enter the market for eMarketing services by acquiring one of our existing competitors or by forming strategic alliances with these competitors. Any of these occurrences could harm our ability to compete effectively.

     Many of our current and potential competitors have longer operating histories, greater name recognition, larger customer bases, more diversified lines of products and services and significantly greater resources than we have. These competitors may be able to devote significant resources to sales and marketing, adopt more aggressive pricing policies and deliver superior solutions. In addition, many of our current or potential competitors have broad distribution channels that may be used to bundle competing products or services. If such competitors bundle competing products or services, the demand for our services could substantially decline. As a result, we cannot assure you that we will compete effectively with our current or future competitors or that competitive pressures will not harm our business.

INTELLECTUAL PROPERTY RIGHTS

     Our success and ability to compete are substantially dependent upon our technology and intellectual property. While we rely on copyright, trade secret and trademark law to protect our technology and intellectual property, we believe that factors such as the technological and creative skills of our personnel, new service developments and frequent service enhancements are more essential to establishing and maintaining an intellectual property leadership position. We have two U.S. patent applications pending and two U.S. trademark applications pending.

     We generally enter into confidentiality agreements with our employees and consultants. Our confidentiality agreements generally require our employees and consultants to hold in confidence and not disclose any of our proprietary information. Despite our efforts to protect our proprietary information, unauthorized parties may attempt to obtain and use our proprietary information. Policing unauthorized use of our proprietary information is difficult, and the steps we have taken might not prevent misappropriation, particularly in foreign countries where the laws may not protect our proprietary rights as fully as do the laws of the United States.

     We have filed for trademark protection for the mark Digital Impact in the European Community, which includes the following member countries: Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, the Netherlands, Portugal, Spain, Sweden and the United Kingdom. We have also filed for trademark protection for the mark Digital Impact in Japan. Other than these actions, we have not taken substantial additional steps to protect our intellectual property in jurisdictions other than the United States.

     We collect and use data derived from our clients. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with customers, including copyright or trademark infringement, invasion of privacy or other legal theories. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

GOVERNMENT REGULATION

     Legislation has recently been enacted in several states restricting the sending of unsolicited commercial email. The federal government and several other states are considering, or have considered, similar legislation. Although the provisions of these current and contemplated laws vary, they generally limit or prohibit both the transmission of unsolicited commercial emails and the use of forged or fraudulent routing and header information. Some states, including California, require that unsolicited emails include opt-out instructions and that senders of such emails honor any opt-out requests. We believe that our current suite of services will not be affected by such legislation because we do not send unsolicited commercial email. We cannot assure you that future legislation or the application of existing legislation will not harm our business.

EMPLOYEES

     As of March 31, 2000, we had a total of 236 full-time employees. Of the total number of employees, 75 were engaged in research and development, 41 in sales, marketing and business development, 96 in account management, professional services, production and technical support and 24 in finance, administration and operations. Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel. Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we may not be able to retain our key personnel in the future. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 2. PROPERTIES

     Our principal executive offices are located in San Mateo, California, where we lease approximately 32,000 square feet under three leases that expire in dates ranging from 2002 to 2005. Digital Impact also leases office space in New York for local sales and client service personnel.

ITEM 3. LEGAL PROCEEDINGS

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Market Information and Recent Sales of Unregistered Securities

     Digital Impact's common stock is listed on the Nasdaq Stock Market under the symbol "DIGI".

     The following table sets forth the range of high and low sales prices for each period indicated:

                                                              HIGH      LOW
                                                             ------    ------
Fiscal Year 2000:
  Third quarter (from November 23, 1999)...................  $65.00    $33.00
  Fourth quarter...........................................  $58.00    $27.63

     As of March 31, 2000, the approximate number of common stockholders of record was 90.

     Digital Impact has not paid any cash dividends on its capital stock. Digital Impact currently intends to retain its earnings to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

     (b) Report of offering securities and use of proceeds therefrom:

     On November 23, 1999, we completed our initial public offering of 5,175,000 shares of our common stock, which includes 675,000 shares in connection with the exercise of the underwriters' overallotment option, at $15 per share. The managing underwriters in the offering were Credit Suisse First Boston; Hambrecht & Quist; Donaldson, Lufkin & Jenrette; and U.S. Bancorp Piper Jaffray. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Reg. No. 333-87299) that was declared effective by the Securities and Exchange Commission on November 22, 1999. The aggregate offering amount including the overallotment exercise was approximately $77.6 million. We incurred expenses of approximately $6.8 million, of which approximately $5.4 million represented underwriting discounts and commissions and approximately $1.4 million represented other expenses related to the offering.

     Currently, we have placed the net proceeds from the offering in short-term, interest bearing, investment grade securities. During the fourth quarter, we used a portion of the net proceeds to fund our general operations. We expect to use the remaining offering net proceeds for working capital and general corporate purposes, including continued investment in the development of our current and future eMarketing services, the expansion of our sales and marketing activities, and investment in our infrastructure. Additionally, we may use a portion of the net proceeds to acquire or invest in complementary products, technologies, or businesses.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference to page 11 of our 2000 Annual Report to Stockholders, which is included in Exhibit 13.1.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to pages 12 through 21 of our 2000 Annual Report to Stockholders, which is included in
Exhibit 13.1.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The information required by this Item is incorporated by reference to page 21 of our 2000 Annual Report to Stockholders, which is included in Exhibit 13.1.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to pages 22 through 37 of the Company's 2000 Annual Report to Stockholders, which is included in Exhibit 13.1.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors required by this Item is incorporated by reference to the Company's Proxy Statement.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company as of June 5, 2000:

              NAME                 AGE                              POSITION
              ----                 ---                              --------
William Park.....................  32     President, Chief Executive Officer, and Chairman of the
                                          Board of Directors
Gerardo Capiel...................  31     Chief Technology Officer and Director
David Oppenheimer................  43     Vice President, Finance, Chief Financial Officer, Treasurer,
                                          and Secretary
Alan Flohr.......................  35     Vice President, Sales
Ronald Rasmussen.................  38     Vice President, Engineering and Operations
James Wahlstrom..................  52     Vice President, World Wide Field Operations

     William Park has served as our Chief Executive Officer since July 1999 and serves as President and Chairman of our board of directors, positions he has held since he co-founded Digital Impact in October 1997. From July 1996 until November 1996, Mr. Park was Director of Profile Marketing for NetAngels, an Internet company focused on web personalization technologies. From 1989 to 1994, Mr. Park held a variety of marketing positions at ZAI*NET Software, Inc., an enterprise software company, where he became Vice President of Marketing in 1993. Mr. Park holds a B.A. from the University of Pennsylvania and an M.B.A. from Stanford University.

     Gerardo Capiel has served as our Chief Technology Officer and as a member of our board of directors, a position he has held since he co-founded Digital Impact in October 1997. From August 1996 to August 1997, Mr. Capiel was Director of Internet/Internet Solutions for Altro Solutions, an information technology and business process consulting firm. From June 1995 to September 1995, Mr. Capiel was a marketing analyst at Broadvision, an Internet applications software company. Prior to that, Mr. Capiel held various positions at Altro Solutions. Mr. Capiel holds a B.S. in engineering systems and computation from the Massachusetts Institute of Technology and an M.B.A. from Stanford University.

     David Oppenheimer has served as our Vice President, Finance and Chief Financial Officer since July 1999. From November 1997 to July 1999, Mr. Oppenheimer was Vice President, Finance for Autodesk, Inc., a supplier of design and visual effect software. From January 1995 to November 1997, Mr. Oppenheimer held several positions with AlliedSignal, Inc., an advanced technology and manufacturing company, including Chief Financial Officer of AlliedSignal Electronic Materials, Vice President of Finance for AlliedSignal Aerospace Services and Controller of AlliedSignal Engines. From August 1985 to January 1995, Mr. Oppenheimer was employed by United Airlines, a commercial air transportation company, most recently as Division Controller. Mr. Oppenheimer holds a B.S. in mechanical engineering from State University of New York, Buffalo and an M.B.A. from the University of California, Berkeley.

     Alan Flohr has served as our Vice President, Sales since April 1999. From May 1995 to April 1999, Mr. Flohr was employed by Advo Incorporated, a direct mail marketing company, as Vice President of

Strategic Account Development, Vice President of Field Marketing and Director of Marketing Planning. From December 1992 to April 1995, Mr. Flohr co-founded and served as principal of New Paradigm Ventures, a marketing consulting and venture capital company. Mr. Flohr holds a B.S. in industrial engineering from State University of New York, Buffalo and an M.B.A. from The Amos Tuck School of Business Administration at Dartmouth College.

     Ronald Rasmussen has served as our Vice President, Engineering and Operations since October 1999. From September 1997 to October 1999, Mr. Rasmussen served as Vice President, Engineering and Product Development of The Santa Cruz Operation Inc., a business systems software company. From 1993 to September 1997, Mr. Rasmussen served as Director of Engineering of The Santa Cruz Operation Inc. Prior to that, Mr. Rasmussen served in a variety of senior software engineering positions for Hewlett-Packard. Mr. Rasmussen holds a B.A. in economics and a B.A. computer science from the University of California, Santa Cruz.

     James Wahlstrom has served as our Vice President, World Wide Field Operations since May 2000. From 1983 to 1999, Mr. Wahlstrom held a variety of general management and field management positions at Amdahl Corporation, including Vice President and General Manager of North American Operations, Vice President and General Manager of World Wide Professional Services, Vice President and General Manger North America West, Australia, and New Zealand, and Vice President and General Manager of Marketing Operations. Mr. Wahlstrom holds a B.S. in Economics from Eastern Michigan University.

     There is no family relationship among any of the directors or executive officers of Digital Impact.

     The information regarding compliance with Section 16 of the Securities and Exchange Act of 1934 is to be set forth in the Proxy Statement and is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to our Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Report:

          1. Financial Statements: The following Financial Statements of Digital Impact, Inc., and Report of Independent Accountants, are incorporated by reference to pages 22 through 37 of the Registrant's 2000 Annual Report to
     Stockholders:

        Balance Sheets -- March 31, 2000 and 1999

        Statements of Operations -- Fiscal Years Ended March 31, 2000, 1999 and the Period from October 16, 1997 (date of inception) through March 31, 1998

        Statement of Stockholders' Equity -- for the Period from October 16, 1997 (date of inception) through March 31, 2000

        Statements of Cash Flows -- Fiscal Years Ended March 31, 2000, 1999 and the Period from October 16, 1997 (date of inception) through March 31, 1998

        Notes to Financial Statements

        Report of Independent Accountants

          2. Financial Statement Schedule: The following financial statement schedule of Digital Impact, Inc., for the fiscal years ended March 31, 2000, 1999, and the Period from October 16, 1997 (date of inception) through March 31, 1998, is filed as a part of this Report and should be read in conjunction with the Financial statements of Digital Impact, Inc.

Report of Independent Accountants on Financial Statement      S-1
  Schedule..................................................
Schedule II Valuation and Qualifying Accounts...............  S-2

          Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

          3. Exhibits: The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Report.

    EXHIBIT
     NUMBER                             DESCRIPTION
    --------                            -----------
     3.1(1)     Form of Amended and Restated Certificate of Incorporation of
                the Registrant
     3.2(1)     Bylaws of the Registrant
     4.1(1)     Amended and Restated Investor Rights Agreement
    10.1(1)     Registrant's 1998 Stock Plan, as Amended and Restated
    10.2(1)     Registrant's 1999 Employee Stock Purchase Plan
    10.3(1)     Registrant's 1999 Director Option Plan
    10.4(1)     Employment Agreement by and between Registrant and David
                Oppenheimer
    10.5(1)     Employment Agreement by and between Registrant and Alan
                Flohr
    10.6        Employment Agreement by and between Registrant and James
                Wahlstrom
    10.7(1)     Master Lease Agreement by and between Registrant and
                Comdisco, Inc.
    10.8(1)     Standard Form Lease by and between Registrant and Casiopea
                Venture Corporation
    10.9(1)     Sublease Agreement by and between Registrant and Legato
                Systems, Inc.
    10.10(1)    Form of Indemnification Agreement by and between Registrant and each of its directors and officers
    13.1        Pages 11 through 37 of the Registrant's Annual Report to
                Stockholders for the fiscal year ended March 31, 2000 (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K)
    23.1        Consent of Independent Accountants (included on page 14 of this Report)

    EXHIBIT
     NUMBER                             DESCRIPTION
    --------                            -----------
    24.1        Power of Attorney (included on page 13 of this Report)
    27.1        Financial Data Schedule

---------------
(1) Incorporated by reference to Digital Impact's registration statement on Form S-1, File No. 333-87299, originally filed with the Commission on September 17, 1999, as subsequently amended.

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   DIGITAL IMPACT, INC.

                                          By:       /s/ WILLIAM PARK
                                            ------------------------------------
                                                        William Park
                                                  Chief Executive Officer
Dated: June 5, 2000

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William Park as his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                    TITLE                            DATE
                ---------                                    -----                            ----
             /s/ WILLIAM PARK                President, Chief Executive Officer and       June 5, 2000
------------------------------------------     Chairman of the Board of Directors
               William Park                      (Principal Executive Officer)

          /s/ DAVID OPPENHEIMER             Vice President, Finance, Chief Financial      June 5, 2000
------------------------------------------     Officer, Treasurer, and Secretary
            David Oppenheimer                 (Principal Financial and Accounting
                                                            Officer)

            /s/ GERARDO CAPIEL                              Director                      June 5, 2000
------------------------------------------
              Gerardo Capiel

           /s/ RUTHANN QUINDLEN                             Director                      June 5, 2000
------------------------------------------
             Ruthann Quindlen

            /s/ WARREN PACKARD                              Director                      June 5, 2000
------------------------------------------
              Warren Packard

            /s/ MICHAEL BROWN                               Director                      June 5, 2000
------------------------------------------
              Michael Brown

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-34678) of Digital Impact, Inc. of our report dated April 21, 2000 relating to the financial statements, which appears in the Annual Report to Stockholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated April 21, 2000 relating to the financial statement schedule, which appears in this Form 10-K.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
June 5, 2000

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Digital Impact:

     Our audits of the financial statements referred to in our report dated April 21, 2000 appearing in the 2000 Annual Report to Stockholders of Digital Impact, Inc. (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
April 21, 2000

                              DIGITAL IMPACT, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                                               ADDITIONS
                                                BALANCE AT     CHARGED TO
                                               BEGINNING OF    COSTS AND     DEDUCTIONS    BALANCE AT
                                                  PERIOD        EXPENSES     WRITE-OFFS    END OF YEAR
                                               ------------    ----------    ----------    -----------
                                                                   (IN THOUSANDS)
Fiscal year ended March 31, 2000
  Allowance for doubtful accounts............      $10            $160          $--           $170
Fiscal year ended March 31, 1999
  Allowance for doubtful accounts............      $--            $ 10          $--           $ 10
October 16, 1997 (date of inception) to March
  31, 1998
  Allowance for doubtful accounts............      $--            $ --          $--           $ --

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER                             DESCRIPTION
--------                            -----------
 3.1(1)     Form of Amended and Restated Certificate of Incorporation of
            the Registrant
 3.2(1)     Bylaws of the Registrant
 4.1(1)     Amended and Restated Investor Rights Agreement
10.1(1)     Registrant's 1998 Stock Plan, as Amended and Restated
10.2(1)     Registrant's 1999 Employee Stock Purchase Plan
10.3(1)     Registrant's 1999 Director Option Plan
10.4(1)     Employment Agreement by and between Registrant and David
            Oppenheimer
10.5(1)     Employment Agreement by and between Registrant and Alan
            Flohr
10.6        Employment Agreement by and between Registrant and James
            Wahlstrom
10.7(1)     Master Lease Agreement by and between Registrant and
            Comdisco, Inc.
10.8(1)     Standard Form Lease by and between Registrant and Casiopea
            Venture Corporation
10.9(1)     Sublease Agreement by and between Registrant and Legato
            Systems, Inc.
10.10(1)    Form of Indemnification Agreement by and between Registrant and each of its directors and officers
13.1        Pages 11 through 37 of the Registrant's Annual Report to
            Stockholders for the fiscal year ended March 31, 2000 (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K)
23.1        Consent of Independent Accountants (included on page 14 of this Report)
24.1        Power of Attorney (included on page 13 of this Report)
27.1        Financial Data Schedule

---------------
(1) Incorporated by reference to Digital Impact's registration statement on Form S-1, File No. 333-87299, originally filed with the Commission on September 17, 1999, as subsequently amended.