Form 10-K/A
period 2000-03-31
DIGITAL IMPACT INC /DE/
filed 2000-06-22
CIK 1095105

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                            -----------------------------

                                     FORM 10-K/A
                            -----------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on May 31, 2000 as reported on the NASDAQ National Market, was approximately $85,960,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

This amendment is being filed for the sole purpose of revising the cover page of this document to indicate that disclosure of a delinquent filing is contained in definitive proxy materials of the Registrant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   DIGITAL IMPACT, INC.

                                          By:       /s/ WILLIAM PARK
                                            ------------------------------------
                                                        William Park
                                                  Chief Executive Officer
Dated: June 21, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                    TITLE                            DATE
                ---------                                    -----                            ----
             /s/ WILLIAM PARK                President, Chief Executive Officer and       June 21, 2000
------------------------------------------     Chairman of the Board of Directors
               William Park                      (Principal Executive Officer)

                    *                       Vice President, Finance, Chief Financial      June 21, 2000
------------------------------------------     Officer, Treasurer, and Secretary
            David Oppenheimer                 (Principal Financial and Accounting
                                                            Officer)

                    *                                       Director                      June 21, 2000
------------------------------------------
              Gerardo Capiel

                    *                                       Director                      June 21, 2000
------------------------------------------
             Ruthann Quindlen

                    *                                       Director                      June 21, 2000
------------------------------------------
              Warren Packard

                    *                                       Director                      June 21, 2000
------------------------------------------
              Michael Brown

          *By: /s/ WILLIAM PARK
    ----------------------------------
               William Park
             Attorney-In-Fact