Form 10-Q
period 2000-06-30
DIGITAL IMPACT INC /DE/
filed 2000-08-10
CIK 1095105

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     As of August 4, 2000, there were approximately 24,790,000 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              DIGITAL IMPACT, INC.

                                     INDEX

                                                                         PAGE NO.
                                                                         --------
                           PART I. FINANCIAL INFORMATION

  Item 1.  Condensed Consolidated Financial Statements:
           Condensed Consolidated Statements of Operations for the
           three months ended June 30, 2000 and 1999...................      1
           Condensed Consolidated Balance Sheets as of June 30, 2000
           and March 31, 2000..........................................      2
           Condensed Consolidated Statements of Cash Flows for the
           three months ended June 30, 2000 and 1999...................      3
           Notes to the Unaudited Condensed Consolidated Financial
           Statements..................................................      4
  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      7
  Item 3.  Quantitative and Qualitative Disclosures about Market
           Risk........................................................     13

                            PART II. OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds...................     14
  Item 6.  Exhibits and Reports on Form 8-K............................     14
           Signatures..................................................     15

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              DIGITAL IMPACT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Revenues....................................................  $ 8,474    $ 1,385
Cost of revenues............................................    3,713        672
                                                              -------    -------
Gross margin................................................    4,761        713
Operating expenses:
  Research and development..................................    3,226        843
  Sales and marketing.......................................    4,224      1,010
  General and administrative................................    2,300      1,047
  Stock-based compensation..................................    2,035        977
                                                              -------    -------
          Total operating expenses..........................   11,785      3,877
                                                              -------    -------
Loss from operations........................................   (7,024)    (3,164)
Interest income, net........................................      968          4
                                                              -------    -------
          Net loss..........................................  $(6,056)   $(3,160)
                                                              =======    =======
Net loss per common share -- basic and diluted..............  $ (0.27)   $ (1.24)
                                                              =======    =======
Shares used in net loss per common share calculation --basic
  and diluted...............................................   22,160      2,554
                                                              =======    =======

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                              DIGITAL IMPACT, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                 JUNE 30,      MARCH 31,
                                                                   2000          2000
                                                                -----------    ---------
                                                                (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................     $ 59,958      $ 68,073
  Accounts receivable, net..................................        6,995         4,809
  Prepaid expenses and other current assets.................          686           626
                                                                 --------      --------
          Total current assets..............................       67,639        73,508
                                                                 --------      --------
Property and equipment, net.................................        8,300         7,309
Restricted cash.............................................          108           108
Other assets................................................          197           177
                                                                 --------      --------
          Total assets......................................     $ 76,244      $ 81,102
                                                                 ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $  1,097      $  3,066
  Accrued liabilities.......................................        3,495         3,250
  Current portion of long term debt.........................          574           530
                                                                 --------      --------
          Total current liabilities.........................        5,166         6,846
                                                                 --------      --------
  Long term debt, less current portion......................          603           726
                                                                 --------      --------
          Total liabilities.................................        5,769         7,572
                                                                 --------      --------
Stockholders' equity:
  Common Stock..............................................           25            24
  Additional paid-in capital................................      109,964       109,866
  Accumulated other comprehensive loss......................          (15)          (15)
  Unearned stock-based compensation.........................       (8,447)      (11,349)
  Accumulated deficit.......................................      (31,052)      (24,996)
                                                                 --------      --------
          Total stockholders' equity........................       70,475        73,530
                                                                 --------      --------
          Total liabilities and stockholders' equity........     $ 76,244      $ 81,102
                                                                 ========      ========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                              DIGITAL IMPACT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     JUNE 30,
                                                                ------------------
                                                                 2000       1999
                                                                -------    -------
Operating activities
  Net loss..................................................    $(6,056)   $(3,160)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization..........................        763        190
     Provision for bad debts................................        400         18
     Amortization of unearned stock-based compensation......      2,035        977
     Changes in operating assets and liabilities
       Accounts receivable..................................     (2,586)      (386)
       Prepaid expenses and other current assets............        (60)       (11)
       Other assets.........................................        (20)       (74)
       Accounts payable.....................................     (1,969)       904
       Accrued liabilities..................................        245        325
                                                                -------    -------
Net cash used in operating activities.......................     (7,248)    (1,217)
                                                                -------    -------
Investing activities
  Acquisition of property and equipment.....................     (1,614)    (1,106)
                                                                -------    -------
Net cash used in investing activities.......................     (1,614)    (1,106)
                                                                -------    -------
Financing activities
  Principal payments on long-term debt......................       (219)      (150)
  Proceeds from bridge loan.................................         --        500
  Proceeds from exercise of common stock options and
     warrants...............................................        966          2
  Proceeds from issuance of convertible preferred stock, net
     of issuance costs......................................         --          6
  Repayment of stock subscription...........................         --          1
                                                                -------    -------
Net cash provided by financing activities...................        747        359
                                                                -------    -------
Net decrease in cash and cash equivalents...................     (8,115)    (1,964)
Cash and cash equivalents at beginning of year..............     68,073      2,864
                                                                -------    -------
Cash and cash equivalents at end of period..................    $59,958    $   900
                                                                =======    =======
Supplemental noncash information:
  Assets acquired under capital leases......................    $   140    $    --
  Unearned stock-based compensation.........................    $  (867)   $ 3,699

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                              DIGITAL IMPACT, INC.

       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. THE COMPANY

     Digital Impact, Inc. ("Digital Impact" or the "Company"), a Delaware corporation, is a leading provider of eMarketing solutions. The Company sells comprehensive customer acquisition, retention, and analysis eMarketing solutions either as single or bundled services which leverage the following proprietary capabilities: Mass Personalization Engine(TM), the Company's messaging platform which assembles and delivers personalized content over various digital media such as email and set-top box; eMarketing Dashboard, the Company's web-based campaign management and reporting system; and Adaptive Intelligent Marketing(TM), the Company's consulting and data management methodology for developing and implementing eMarketing strategies and programs.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The unaudited condensed consolidated financial statements of Digital Impact at June 30, 2000 and for the three-month period then ended reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Digital Impact's annual report on Form 10-K for the fiscal year ended March 31, 2000. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results for the entire fiscal year ending March 31, 2001.

  Comprehensive Income

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive loss, a component of stockholders' equity, recorded by the Company for the fiscal year ended March 31, 2000 was attributable to an unrealized loss on cash equivalents. The Company did not have any additional transactions that were required to be reported in other comprehensive income during the fiscal quarter ended June 30, 2000.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company adopted the provisions of SAB 101 during the third quarter of fiscal year

                              DIGITAL IMPACT, INC.

2000, and believes that its adoption has not had a material effect on its financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation clarifies the definition of employee for the purposes of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued to Employees, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes that FIN 44 will not have a material effect on the financial position or results of operations of the Company.

NOTE 4. NET LOSS PER SHARE

     Basic net loss per share is calculated by dividing net loss by the weighted average number of vested common shares outstanding for the period. Diluted net loss per share is calculated giving effect to all dilutive potential common shares, including options, warrants and preferred stock. Options, warrants, and preferred stock were not included in the calculation of diluted net loss per share for the three-month periods ended June 30, 2000 and June 30, 1999 because the effect would be antidilutive. A reconciliation of the numerators and denominators used in the basic and diluted net loss per share amounts follows (in thousands except per share data):

                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Numerator:
Net loss.................................................  $(6,056)   $(3,160)
                                                           =======    =======
Denominator:
  Weighted average common shares outstanding.............   24,620      6,123
  Weighted average unvested common shares subject to
     repurchase..........................................   (2,460)    (3,569)
                                                           -------    -------
Denominator for basic and diluted calculation............   22,160      2,554
                                                           =======    =======
Net loss per common share -- basic and diluted...........  $ (0.27)   $ (1.24)
                                                           =======    =======

     All convertible preferred stock, warrants, outstanding stock options, and shares subject to repurchase by the Company have been excluded from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented. As of June 30, 1999, 10,040,000 shares of convertible preferred stock have not been included in the calculation of diluted net loss per share. Warrants to purchase 38,000 and 152,000 shares at a weighted average exercise price of $0.21 and $0.64 have been excluded from the computation of diluted net loss per share at June 30, 2000 and 1999, respectively. Options to purchase 3,485,000 and 1,176,000 shares of common stock at a weighted average exercise price of $13.30 and $0.25 have been excluded from the calculation of diluted net loss per share at June 30, 2000 and 1999, respectively.

NOTE 5. STOCK-BASED COMPENSATION

     During the three months ended June 30, 2000, the Company reduced unearned stock-based compensation, a component of stockholders' equity, by $2.9 million. This reduction was the result of stock-based compensation of $2.0 million and a further current quarter reduction of $867,000 related primarily to stock

                              DIGITAL IMPACT, INC.

option cancellations. Unearned stock-based compensation is amortized to expense over the period during which the options vest, generally four years in accordance with FASB Interpretation No. 28.

NOTE 6. SUBSEQUENT EVENT

     On July 31, 2000, the Company acquired all the capital stock of MineShare, Inc. ("MineShare"), a customer intelligence and analysis company based in Santa Monica, California, in exchange for approximately 1,855,700 shares of the Company's common stock. Additionally, the Company assumed MineShare's outstanding stock options and warrants by issuing approximately 133,000 Digital Impact stock options and warrants. The acquisition was effected by means of a merger pursuant to which a wholly-owned subsidiary of the Company was merged with and into MineShare, with MineShare as the surviving corporation. The acquisition will be accounted for as a purchase. To assist in the allocation of the purchase price, an independent valuation of MineShare is being completed. The Company expects that the total value of the transaction will be between $32 million to $34 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of factors including those discussed in "Certain Factors Which May Impact Future Operating Results," starting on page 10, as well as factors set forth in Digital Impact's annual report on Form 10-K for the fiscal year ended March 31, 2000. Any forward-looking statements speak only as of the date such statements are made.

OVERVIEW

     Digital Impact, Inc., a Delaware corporation, is a leading provider of eMarketing solutions. We sell comprehensive customer acquisition, retention, and analysis eMarketing solutions either as single or bundled services which leverage the following proprietary capabilities: Mass Personalization Engine(TM), our messaging platform which assembles and delivers personalized content over various digital media such as email and set-top box; eMarketing Dashboard, our web-based campaign management and reporting system; and Adaptive Intelligent Marketing(TM), our consulting and data management methodology for developing and implementing eMarketing strategies and programs.

     On July 31, 2000, we acquired all the capital stock of MineShare, Inc. ("MineShare"), a customer intelligence and analysis company based in Santa Monica, California, in exchange for approximately 1,855,700 shares of our common stock. Additionally, we assumed MineShare's outstanding stock options and warrants by issuing approximately 133,000 Digital Impact stock options and warrants. The acquisition was effected by means of a merger pursuant to which a wholly-owned subsidiary of Digital Impact was merged with and into MineShare, with MineShare as the surviving corporation. The acquisition will be accounted for as a purchase. To assist in the allocation of the purchase price, an independent valuation of MineShare is being completed. We expect that the total value of the transaction will be between $32 million to $34 million.

     We generate revenues from the sale of services to businesses that enable them to proactively communicate with their customers online. Historically, these services have primarily consisted of the design and execution of eMarketing campaigns. In accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," revenue is recognized as these eMarketing campaigns are delivered, provided that there are no remaining significant obligations and collection of the resulting receivable is reasonably assured.

     Cost of revenues consists primarily of expenses relating to the delivery of eMarketing services, including personnel costs, primarily consisting of our production services staff, the amortization of equipment and licensed technology, and data center expenses.

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

     Sales and marketing expenses consist of personnel and related costs primarily for our direct sales force and marketing staff, in addition to marketing programs which include trade shows, advertisements, promotional activities and media events.

     General and administrative expenses consist primarily of personnel and related costs for corporate functions, including information services, finance, accounting, human resources, facilities and legal.

     Stock-based compensation related to stock options granted to employees represents the aggregate difference, at the date of grant, between the respective exercise price of stock options and the deemed fair market value of the underlying stock. Stock-based compensation related to stock options granted to consultants is revalued at each reporting date using the Black-Scholes option pricing model. Stock-based compensation is amortized based on an accelerated vesting method over the vesting period of the underlying options, generally four years.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

     Revenues. Revenues increased from $1.4 million for the quarter ended June 30, 1999 to $8.5 million for the quarter ended June 30, 2000, an increase of $7.1 million. The increase was primarily due to the addition of new clients from June 1999 through June 2000 as well as increased volumes from continuing clients.

     Cost of Revenues. Cost of revenues increased from $672,000 during the quarter ended June 30, 1999 to $3.7 million during the quarter ended June 30, 2000. The increase was primarily due to higher costs of campaign creation and delivery associated with supporting a larger number of clients and a higher volume of campaigns. Gross margins improved from 51% for the quarter ended June 30, 1999 to 56% for the quarter ended June 30, 2000, largely due to the continued scaling of our operations as volumes increased.

     Research and Development. Research and development expenses increased from $843,000 for the quarter ended June 30, 1999 to $3.2 million for the quarter ended June 30, 2000. The increase is largely a result of an increase in personnel costs of approximately $1.8 million and an increase in professional fees of $452,000 to further develop and enhance our eMarketing service offerings and internal capabilities. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in absolute dollars in future periods, but will vary as a percentage of total revenues from period to period.

     Sales and Marketing. Sales and marketing expenses increased from $1.0 million for the three months ended June 30, 1999 to $4.2 million for the three months ended June 30, 2000. The increase was primarily due to an increase in marketing costs of $1.5 million related to expanded advertising and promotional activities and increased personnel costs of $806,000 associated with the growth of our sales force and marketing staff. We expect our sales and marketing expenses to increase on an absolute basis as we increase our marketing and promotional efforts and hire additional personnel.

     General and Administrative. General and administrative expenses increased from $1.0 million for the three months ended June 30, 1999 to $2.3 million for the three months ended June 30, 2000. The increase was due primarily to an increase in personnel related expenses of $606,000 associated with the expansion of our finance and information technology departments. We anticipate that general and administrative expenses will increase in absolute dollars in future periods as we incur additional costs related to the expected growth of our business and operations. However, we anticipate that these expenses will vary as a percentage of revenues from period to period.

     Stock-based Compensation. Stock-based compensation recognized during the three months ended June 30, 2000 and 1999 was $2.0 million and $977,000 respectively. These amounts are recognized over the period during which the underlying stock options vest, generally four years.

     Interest Income, Net. Interest income increased from $4,000 for the three months ended June 30, 1999 to $968,000 for the three months ended June 30, 2000. The increase is largely due to higher average cash and cash equivalents balances resulting from the $70.8 million in net proceeds raised during the Company's initial public offering in November 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $7.2 million for the three months ended June 30, 2000, which was due primarily to a net loss of $6.1 million, an increase in accounts receivable of $2.6 million related to higher sales during the period, and a decrease in accounts payable and accrued liabilities of $1.7 million. This was partially offset by the amortization of stock-based compensation of $2.0 million and depreciation and amortization of $763,000. Net cash used in operating activities for the three months ended June 30, 1999 was $1.2 million.

     Our investing activities used $1.6 million during the three months ended June 30, 2000 related to the acquisition of property and equipment as we expanded our data center capacity and purchased new office furniture and equipment for our increased staff. Cash used in investing activities for the three months ended June 30, 1999 was $1.1 million.

     Financing activities generated $747,000 during the three months ended June 30, 2000, consisting primarily of the proceeds from the exercise of stock options and the purchase of shares through our employee stock purchase plan. This was slightly offset by principal payments on our long-term debt. During the three months ended June 30, 1999, cash provided by financing activities was $359,000.

     At June 30, 2000, we had $60.0 million in cash and cash equivalents and availability of $160,000 under a leasing line of credit. Amounts borrowed under this agreement of $1.1 million at June 30, 2000 bear interest at rates of between 6.2% and 10.1%. At June 30, 2000, we also had $82,000 outstanding under a promissory note which bears interest at 12.7%.

     Our other principal commitments at June 30, 2000 consist of obligations under operating leases for facilities. We believe that our existing cash and cash equivalents will be sufficient to satisfy our currently anticipated cash requirements for the next twelve months. Longer-term cash requirements are anticipated for the continued investment in the development of our current and future eMarketing services, the expansion of our sales and marketing activities, investment in our infrastructure, and the acquisition or investment in complementary products, businesses, or technologies. We believe that our existing cash and cash equivalents will be sufficient to satisfy our currently anticipated longer-term cash requirements.

YEAR 2000 READINESS DISCLOSURE

     Before January 1, 2000, we completed our testing of systems for Year 2000 readiness. To date, we have not experienced any major disruptions to our business nor are we aware of any significant Year 2000-related disruptions impacting the providers of our key software applications and our key data center equipment suppliers. We will continue to monitor our critical systems over the next several months but do not anticipate any significant future impacts due to Year 2000 exposures.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We adopted the provisions of SAB 101 during the third quarter of fiscal year 2000, and we believe that its adoption has not had a material effect on our financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation clarifies the definition of employee for the purposes of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued to Employees, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. We believe that FIN 44 will not have a material effect on our financial position or results of operations.

CERTAIN FACTORS WHICH MAY IMPACT FUTURE OPERATING RESULTS

     Our future operating results may vary substantially from period to period due to a number of factors, many of which are beyond our control. The following discussion highlights some of these factors and the possible impact of these factors on future results of operations. You should carefully consider these factors before making an investment decision. If any of the following factors actually occur, our business, financial condition or results of operations could be harmed. In that case, the price of our common stock could decline, and you could experience losses on your investment.

Because of our limited operating history and the emerging nature of the eMarketing industry, any predictions about our future revenues and expenses may not be as accurate as they would be if we had a longer business history, and we cannot determine trends that may affect our business.

     We were incorporated in October 1997 in California and reincorporated in Delaware in October 1999. Our limited operating history makes financial forecasting and evaluation of our business difficult. Since we have limited financial data, any predictions about our future revenues and expenses may not be as accurate as they would be if we had a longer business history. Because of the emerging nature of the eMarketing industry, we cannot determine trends that may emerge in our market or affect our business. The revenue and income potential of the eMarketing industry, and our business, are unproven.

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

     The loss of a major client could harm our business. While no single customer accounted for more than 10 percent of Digital Impact's revenues for the three months ended June 30, 2000, the loss of a major client could have a material adverse effect on our business and results of operations. Additionally, some internet-based businesses ("dot-coms") have recently been experiencing financial problems. While the majority of our clients are not dot-coms, the loss of a number of these clients could have a material adverse effect on our business and results of operations.

The eMarketing industry is highly competitive, and if we are unable to compete effectively, the demand for, or the prices of, our services may decline.

     The market for eMarketing is highly competitive, rapidly evolving and experiences rapid technological change. We expect the intensity of competition to increase significantly in the future because of the attention the internet has received as a medium for advertising and direct marketing and because there are no significant barriers to entry into our market. Intense competition may result in price reductions, reduced sales, gross margins and operating margins, and loss of market share. Our principal competitors include providers of eMarketing solutions such as 24/7 Media Inc. (through its acquisition of Exactis.com), Kana Communications, Inc. (through its Kana Connect product), FloNetwork (formerly Media Synergy), MessageMedia, Responsys.com, Netcentives Inc. (through its acquisition of Post Communications, Inc.), and Annuncio Software, Inc., as well as the in-house information technology departments of our existing and prospective clients.

     In addition, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our prices. In the future, we may experience competition from internet service providers, advertising and direct marketing agencies and other large established businesses such as America Online, DoubleClick, E.piphany, Microsoft, IBM, AT&T, Yahoo!, ADVO, CMGI, and the Interpublic Group of Companies. Each of these companies possesses large, existing customer bases, substantial financial resources and established distribution channels and could develop, market or resell a number of eMarketing solutions. These potential competitors may also choose to enter the market for eMarketing by acquiring one of our existing competitors or by forming strategic alliances with these competitors. Any of these occurrences could harm our ability to compete effectively.

If we do not attract and retain additional highly-skilled personnel, we may be unable to execute our business strategy.

     Our business depends on the continued technological innovation of our core services and our ability to provide comprehensive eMarketing expertise. Our main offices are located in the San Francisco Bay Area, where competition for personnel with internet-related technology and marketing skills is extremely intense. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to successfully introduce new services or otherwise implement our business strategy. We plan to significantly expand our operations, and we will need to hire additional personnel as our business grows. We face greater difficulty attracting these personnel with equity incentives as a public company than we did as a private company.

We rely on the services of our founders and other key personnel, whose knowledge of our business and technical expertise would be extremely difficult to replace.

     Our future success depends to a significant degree on the skills, experience and efforts of our senior management. In particular, we depend upon the continued services of William Park, our President, Chief Executive Officer and co-founder and Gerardo Capiel, our Chief Technology Officer and co-founder, whose vision for our company, knowledge of our business and technical expertise would be extremely difficult to replace. In addition, we have not obtained life insurance benefiting Digital Impact on any of our key employees. If any of our key employees left or was seriously injured and unable to work and we were unable to find a qualified replacement, the level of services we are able to provide could decline or we may be otherwise unable to execute our business strategy.

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

     Legislation has recently been enacted in several states restricting the sending of unsolicited commercial email. We cannot assure you that existing or future legislation regarding commercial email will not harm our business. The federal government and several other states are considering, or have considered, similar legislation. These provisions generally limit or prohibit both the transmission of unsolicited commercial emails and the use of forged or fraudulent routing and header information. Some states, including California, require that unsolicited commercial emails include opt-out instructions and that senders of these emails honor any opt-out requests.

     Our business could be negatively impacted by new laws or regulations applicable to eMarketing or the internet, the application of existing laws and regulations to eMarketing or the internet or the application of new laws and regulations to our business as we expand into new jurisdictions. There is a growing body of laws and regulations applicable to access to or commerce on the internet. Moreover, the applicability to the internet of existing laws is uncertain and may take years to resolve. Due to the increasing popularity and use of the internet, it is likely that additional laws and regulations will be adopted covering issues such as privacy, pricing, content, copyrights, distribution, taxation, antitrust, characteristics and quality of services and consumer protection. The adoption of any additional laws or regulations may impair the growth of the internet or eMarketing, which could, in turn, decrease the demand for our services and prohibit, limit or increase our cost of doing business.

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

Our acquisition of MineShare, Inc. may result in disruptions to our business and management due to difficulties in assimilating personnel and operations.

     In July 2000, we completed our acquisition of MineShare, Inc. We may not be able to successfully assimilate MineShare's personnel, operations, acquired technology and products into our existing business. Key personnel from MineShare may decide in the future that they want to leave our employment. Additionally, MineShare products will have to be integrated into our existing products, and this may not be easily accomplished. These difficulties could disrupt our ongoing business or distract management and other key personnel. We may also face unexpected costs which could lead to higher than expected expenses, which may adversely affect our future operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For the period from our inception through June 30, 2000, we provided our services to clients primarily in the United States. As a result, our financial results have not been directly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. All of our sales are currently denominated in U.S. dollars. During the first quarter of fiscal year 2001, we set up a subsidiary in the United Kingdom which had minimal operations during the quarter. As the operations of this subsidiary expand, our future operating results could be directly impacted by changes in foreign currency exchange rates or economic conditions in this region.

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

     Currently, we have placed the net proceeds from the offering in short-term, (primarily with maturities less than 90 days) interest bearing, investment grade securities. During the first quarter of fiscal year 2001, we used a portion of the net proceeds to fund our general operations and to purchase new data center equipment and office furniture and equipment. We expect to use the remaining offering net proceeds for working capital and general corporate purposes, including continued investment in the development of our current and future eMarketing services, the expansion of our sales and marketing activities, and investment in our infrastructure. Additionally, we may use a portion of the net proceeds to acquire or invest in complementary products, technologies, or businesses.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     27.1 Financial Data Schedule

Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2000

                                          DIGITAL IMPACT, INC.
                                          (Registrant)

                                          /s/ WILLIAM PARK
                                          --------------------------------------
                                          William Park
                                          President, Chief Executive Officer and
                                          Chairman of the Board of Directors
                                          (Principal Executive Officer)

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

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 27.1     Financial Data Schedule