Form 10-Q
period 2000-09-30
DIGITAL IMPACT INC /DE/
filed 2000-11-13
CIK 1095105

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     As of November 6, 2000, there were approximately 26,702,000 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              DIGITAL IMPACT, INC.

                                     INDEX

                                                                       PAGE
                                                                       NO.
                                                                       ----
                       PART I. FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements:
         Condensed Consolidated Statements of Operations for the
           three and six months ended September 30, 2000 and 1999....    1
         Condensed Consolidated Balance Sheets as of September 30,
           2000 and March 31, 2000...................................    2
         Condensed Consolidated Statements of Cash Flows for the six
           months ended September 30, 2000 and 1999..................    3
         Notes to Condensed Consolidated Financial Statements........    4
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    8
Item 3.  Quantitative and Qualitative Disclosures about Market
           Risk......................................................   16

                        PART II. OTHER INFORMATION
Item 2.  Changes in Securities and Use of Proceeds...................   17
Item 4.  Submission of Matters to a Vote of Security Holders.........   17
Item 6.  Exhibits and Reports on Form 8-K............................   18
Signatures...........................................................   19

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              DIGITAL IMPACT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                    -------------------    -------------------
                                                      2000       1999        2000       1999
                                                    --------    -------    --------    -------
Revenues..........................................  $  9,371    $ 1,872    $ 17,845    $ 3,257
Cost of revenues..................................     4,154        945       7,867      1,617
                                                    --------    -------    --------    -------
Gross margin......................................     5,217        927       9,978      1,640
Operating expenses:
  Research and development........................     4,640      1,675       7,866      2,518
  Sales and marketing.............................     3,926      1,534       8,150      2,544
  General and administrative......................     2,767      1,117       5,067      2,164
  Stock-based compensation........................     1,723      2,318       3,758      3,295
  Amortization of goodwill and purchased
     intangibles..................................     1,607         --       1,607         --
  Nonrecurring charges............................     4,563         --       4,563         --
                                                    --------    -------    --------    -------
          Total operating expenses................    19,226      6,644      31,011     10,521
                                                    --------    -------    --------    -------
Loss from operations..............................   (14,009)    (5,717)    (21,033)    (8,881)
Interest income, net..............................       868         78       1,836         82
                                                    --------    -------    --------    -------
Net loss..........................................  $(13,141)   $(5,639)   $(19,197)   $(8,799)
                                                    ========    =======    ========    =======
Net loss per common share -- basic and diluted....  $  (0.55)   $ (1.76)   $  (0.83)   $ (2.94)
                                                    ========    =======    ========    =======
Shares used in net loss per common share
  calculation -- basic and diluted................    24,010      3,199      23,090      2,991
                                                    ========    =======    ========    =======

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                              DIGITAL IMPACT, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                              SEPTEMBER 30,    MARCH 31,
                                                                  2000           2000
                                                              -------------    ---------
                                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................    $ 51,940       $ 68,073
  Accounts receivable, net..................................       8,429          4,809
  Prepaid expenses and other current assets.................         564            626
                                                                --------       --------
          Total current assets..............................      60,933         73,508
                                                                --------       --------
Property and equipment, net.................................      11,618          7,309
Restricted cash.............................................       1,847            108
Goodwill, net...............................................      24,813             --
Other assets................................................       4,875            177
                                                                --------       --------
          Total assets......................................    $104,086       $ 81,102
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................    $  4,673       $  3,066
  Deferred revenues.........................................       1,138            256
  Accrued liabilities.......................................       4,249          2,994
  Current portion of long term debt.........................       2,913            530
                                                                --------       --------
          Total current liabilities.........................      12,973          6,846
                                                                --------       --------
  Long term debt, less current portion......................         880            726
                                                                --------       --------
          Total liabilities.................................      13,853          7,572
                                                                --------       --------

Stockholders' equity:
  Common Stock..............................................          27             24
  Additional paid-in capital................................     141,675        109,866
  Accumulated other comprehensive loss......................         (34)           (15)
  Unearned stock-based compensation.........................      (7,242)       (11,349)
  Accumulated deficit.......................................     (44,193)       (24,996)
                                                                --------       --------
          Total stockholders' equity........................      90,233         73,530
                                                                --------       --------
          Total liabilities and stockholders' equity........    $104,086       $ 81,102
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

                              DIGITAL IMPACT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
Cash flows from operating activities
  Net loss..................................................  $(19,197)   $(8,799)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Charge for acquired in-process research and
      development...........................................     4,432         --
     Depreciation and amortization..........................     3,438        535
     Provision for bad debts................................       600         12
     Warrants issued for services...........................        --        212
     Amortization of unearned stock-based compensation......     3,758      3,083
     Loss on write-off of fixed assets......................       131         --
     Unrealized loss on cash and cash equivalents...........       (19)        --
     Changes in operating assets and liabilities
       Accounts receivable..................................    (4,105)      (916)
       Prepaid expenses and other current assets............       128         20
       Restricted cash......................................    (1,739)        --
       Other assets.........................................      (317)      (611)
       Accounts payable.....................................       628        993
       Accrued liabilities..................................       351      1,156
                                                              --------    -------
          Net cash used in operating activities.............   (11,911)    (4,315)
                                                              --------    -------
Cash flows from investing activities
  Acquisition of property and equipment.....................    (5,107)    (1,896)
  Cash acquired from acquisition (See note 3)...............       264         --
                                                              --------    -------
Net cash used in investing activities.......................    (4,843)    (1,896)
                                                              --------    -------
Cash flows from financing activities
  Principal payments on long-term debt......................      (395)      (229)
  Proceeds from exercise of common stock options and
     warrants...............................................     1,016        114
  Proceeds from issuance of convertible preferred stock, net
     of issuance costs......................................        --     10,644
  Repayment of stock subscription...........................        --          1
                                                              --------    -------
Net cash provided by financing activities...................       621     10,530
                                                              --------    -------
Net increase (decrease) in cash and cash equivalents........   (16,133)     4,319
Cash and cash equivalents at beginning of year..............    68,073      2,864
                                                              --------    -------
Cash and cash equivalents at end of period..................  $ 51,940    $ 7,183
                                                              ========    =======
Supplemental noncash information:
  Fair value of net assets acquired (excluding transaction
     costs).................................................  $ 31,145    $    --
  Assets acquired under capital leases......................  $    140    $   513
  Unearned stock-based compensation.........................  $   (349)   $12,692

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                              DIGITAL IMPACT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The unaudited condensed consolidated financial statements of Digital Impact at September 30, 2000 and for the three and six month periods then ended reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Digital Impact's annual report on Form 10-K for the fiscal year ended March 31, 2000. The results of operations for the three and six months ended September 30, 2000 are not necessarily indicative of the results for the entire fiscal year ending March 31, 2001.

  Comprehensive Income

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive loss, a component of stockholders' equity, recorded by the Company for the three and six months ended September 30, 2000 was attributable to unrealized loss on cash equivalents. The Company did not have any additional transactions that were required to be reported in other comprehensive income during the three and six months ended September 30, 2000.

NOTE 3. BUSINESS COMBINATION

     On July 31, 2000, the Company acquired MineShare, Inc. ("MineShare"), a customer intelligence and analysis company based in Santa Monica, California, in exchange for approximately 1,855,700 shares of the Company's common stock. Additionally, the Company assumed MineShare's outstanding stock options and warrants and reserved approximately 132,700 shares of the Company's common stock for issuance upon exercise of these options and warrants. The acquisition was effected by means of a merger pursuant to which a wholly owned subsidiary of the Company was merged with and into MineShare, with MineShare as the surviving corporation. The acquisition has been accounted for as a purchase.

                              DIGITAL IMPACT, INC.

     The allocation of the $31.9 million purchase price is summarized as follows (amounts in thousands):

Net assets at the date of acquisition......................  $(3,368)
Goodwill...................................................   26,273
In-process technology......................................    4,432
Developed technology.......................................    1,930
Other intangibles..........................................    2,660
                                                             -------
  Net assets acquired......................................  $31,927
                                                             =======

     The amounts allocated to goodwill and other intangible assets will be amortized over a three-year period. The amount allocated to the purchased in-process technology and other items was determined based on an appraisal completed by an independent third party using established valuation techniques. The in-process technology was expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed.

     The estimated purchase price was approximately $31.9 million, measured as the average fair market value of Digital Impact's closing stock price from July 12, 2000 to July 26, 2000, five trading days before and after the merger agreement was announced, plus the fair value of the vested options and warrants calculated using the Black Scholes option pricing model of MineShare assumed by Digital Impact in the merger, and other costs directly related to the merger as follows (in thousands):

Fair market value of Digital Impact's common stock.........  $30,304
Fair value of options and warrants assumed.................      841
Acquisition-related costs..................................      782
                                                             -------
          Total............................................  $31,927
                                                             =======

     The following unaudited pro forma revenues, net loss, and net loss per share data for the six months ended September 30, 2000 and 1999 are based on the respective historical financial statements of the Company and MineShare. The pro forma data reflects the consolidated results of operations as if the merger with MineShare had occurred at the beginning of each of the periods indicated and includes the amortization of the resulting goodwill and other intangible assets. The pro forma financial data presented are not necessarily indicative of the Company's results of operations that might have occurred had the transaction been completed at the beginning of the periods specified, and do not purport to represent what the Company's consolidated results of operations might be for any future period.

                                                              SIX MONTHS ENDED
                                                               SEPTEMBER 30,
                                                         --------------------------
                                                            2000           1999
                                                         -----------    -----------
                                                           (UNAUDITED PRO FORMA)
                                                         (IN THOUSANDS, EXCEPT PER
                                                                SHARE DATA)
Revenues...............................................    $ 18,107       $  4,359
Net loss...............................................    $(21,589)      $(21,588)
Net loss per common share -- basic and diluted.........    $  (0.87)      $  (4.45)

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

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

                              DIGITAL IMPACT, INC.

SFAS 133 will be effective for fiscal years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company adopted the provisions of SAB 101 during the third quarter of the fiscal year ended March 31, 2000, and believes that its adoption has not had a material effect on its financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation clarifies the definition of employee for the purposes of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued to Employees, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company applied FIN 44 in accounting for the options granted to MineShare option holders in the acquisition of MineShare. As a result, the Company recorded $841,000 of deferred compensation relating to the unvested portion of these options at the acquisition date.

NOTE 5. NET LOSS PER SHARE

     Basic net loss per share is calculated by dividing net loss by the weighted average number of vested common shares outstanding for the period. Diluted net loss per share is calculated giving effect to all dilutive potential common shares, including options, warrants and preferred stock. Options, warrants, and preferred stock were not included in the calculation of diluted net loss per share for the three and six month periods ended September 30, 2000 and September 30, 1999 because the effect would be antidilutive. A reconciliation of the numerators and denominators used in the basic and diluted net loss per share amounts follows (in thousands except per share data):

                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                    -------------------    -------------------
                                                      2000       1999        2000       1999
                                                    --------    -------    --------    -------
Numerator:
Net loss..........................................  $(13,141)   $(5,639)   $(19,197)   $(8,799)
                                                    --------    -------    --------    -------
Denominator:
  Weighted average common shares outstanding......    26,030      6,541      25,330      6,333
  Weighted average unvested common shares subject
     to repurchase................................    (2,020)    (3,342)     (2,240)    (3,342)
                                                    --------    -------    --------    -------
Denominator for basic and diluted calculation.....    24,010      3,199      23,090      2,991
                                                    ========    =======    ========    =======
Net loss per common share -- basic and diluted....  $  (0.55)   $ (1.76)   $  (0.83)   $ (2.94)
                                                    ========    =======    ========    =======

     All convertible preferred stock, warrants, outstanding stock options, and shares subject to repurchase by the Company have been excluded from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented. As of September 30, 1999, 11,178,000 shares of convertible preferred stock have not been included in the calculation of diluted net loss per share. Warrants to purchase 38,000 and 140,000 shares at a weighted average exercise price of $0.21 and $0.68 have been excluded from the computation of diluted net loss per share at September 30, 2000 and 1999, respectively. Options to purchase 3,447,000 and 2,369,000 shares of common stock at a weighted average exercise price of $12.45 and

                              DIGITAL IMPACT, INC.

$1.68 have been excluded from the calculation of diluted net loss per share at September 30, 2000 and 1999, respectively.

NOTE 6. STOCK-BASED COMPENSATION

     During the six months ended September 30, 2000, the Company reduced unearned stock-based compensation, a component of stockholders' equity, by $4.1 million. This reduction was the result of stock-based compensation of $3.8 million, a reduction of $1.1 million related primarily to stock option cancellations and the revaluation of options granted to consultants, offset by the recording of $0.8 million of deferred compensation relation to unvested options assumed in the MineShare acquisition. Unearned stock-based compensation is amortized to expense over the period during which the options vest, generally four years in accordance with FASB Interpretation No. 28.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of factors including those discussed in "Certain Factors Which May Impact Future Operating Results," starting on page 12, as well as factors set forth in Digital Impact's annual report on Form 10-K for the fiscal year ended March 31, 2000. Any forward-looking statements speak only as of the date such statements are made.

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

     On July 31, 2000, we acquired MineShare, Inc. ("MineShare"), a customer intelligence and analysis company based in Santa Monica, California, in exchange for approximately 1,855,700 shares of our common stock. Additionally, we assumed MineShare's outstanding stock options and warrants and reserved approximately 132,700 shares of our common stock for issuance upon exercise of these options and warrants. The acquisition was effected by means of a merger pursuant to which a wholly owned subsidiary of Digital Impact was merged with and into MineShare, with MineShare as the surviving corporation. The acquisition has been accounted for as a purchase.

     Of the $31.9 million purchase price, $4.4 million represented the value of in-process research and development that had not yet reached technological feasibility and had no alternative future use, and as such, was expensed during the quarter ended September 30, 2000. Of the remaining purchase price, $26.3 million, $1.9 million, and $2.7 million were allocated to goodwill, developed technology, and other intangible assets, respectively.

     Digital Impact generates revenues from the sale of services to businesses that enable them to proactively communicate with their customers online. Historically, these services have primarily consisted of the design and execution of eMarketing campaigns. In accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," revenue is recognized as these eMarketing campaigns are delivered, provided that there are no remaining significant obligations and collection of the resulting receivable is reasonably assured.

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

RESULTS OF OPERATIONS

  Three Months Ended September 30, 2000 and September 30, 1999

     Revenues. Revenues increased to $9.4 million for the three months ended September 30, 2000 from $1.9 million for the three months ended September 30, 1999, an increase of $7.5 million or 401%. The increase was primarily due to the addition of new clients from September 1999 through September 2000 as well as increased volume from continuing clients.

     Cost of Revenues. Cost of revenues increased from $945,000 during the quarter ended September 30, 1999 to $4.2 million during the quarter ended September 30, 2000. The increase was primarily due to higher costs of campaign creation and delivery associated with supporting a larger number of clients and a higher volume of emails. Gross margins improved from 50% for the quarter ended September 30, 1999 to 56% for the quarter ended September 30, 2000, largely due to the continued scaling of our operations as volumes increase.

     Research and Development. Research and development expenses increased from $1.7 million for the quarter ended September 30, 1999 to $4.6 million for the quarter ended September 30, 2000. The increase is largely a result of an increase in personnel costs of approximately $2.0 million, largely related to the increase in our engineering staff associated with our MineShare acquisition, and an increase in professional fees of $560,000 as we continued to invest in technological capabilities that will differentiate our products going forward and increase our operating efficiency. We expect to continue to make investments in research and development and anticipate that research and development expenses will continue to increase in absolute dollars in future periods, but will decrease as a percentage of total revenues.

     Sales and Marketing. Sales and marketing expenses increased from $1.5 million for the three months ended September 30, 1999 to $3.9 million for the three months ended September 30, 2000. The increase was primarily due to an increase in marketing costs of $673,000 related to expanded advertising and promotional activities and increased personnel costs of $645,000 associated with the growth of our sales force and marketing staff. We expect our sales and marketing expenses to increase in future periods as we increase our marketing efforts to promote our brand and hire additional personnel.

     General and Administrative. General and administrative expenses increased from $1.1 million for the three months ended September 30, 1999 to $2.8 million for the three months ended September 30, 2000. The increase was due primarily to an increase in insurance costs of $401,000 largely related to the addition of our directors and officers' insurance during the current fiscal year, and an increase in personnel related expenses of $503,000 associated with the expansion of our finance, administration, and information technology departments. We anticipate that general and administrative expenses will increase in absolute dollars in future periods as we incur additional costs related to the expected growth of our business and operations. However, we anticipate that these expenses will decrease as a percentage of revenues in future periods.

     Stock-based Compensation. Stock-based compensation recognized during the three months ended September 30, 2000 and 1999 was $1.7 million and $2.3 million respectively. These amounts are recognized over the period during which the underlying stock options vest, generally four years.

     Amortization of Goodwill and Purchased Intangibles. During the quarter ended September 30, 2000, we recorded amortization of goodwill and purchased intangibles of $1.6 million. These amounts relate to the July 31, 2000 acquisition of MineShare and are being amortized over three years.

     Nonrecurring Charges. Nonrecurring charges recorded during the quarter ended September 30, 2000 ($4.6 million) consisted primarily of the write-off of purchased in-process research and development associated with the acquisition of MineShare. See note 3 to the attached condensed consolidated financial statements for further information.

     Interest Income, Net. Interest income increased from $78,000 for the three months ended September 30, 1999 to $868,000 for the three months ended September 30, 2000. The increase is largely due to higher average cash and cash equivalents balances resulting from the $70.8 million in net proceeds raised during the Company's initial public offering in November 1999.

  Six Months Ended September 30, 2000 and September 30, 1999

     Revenues. Total revenues increased from $3.3 million for the six months ended September 30, 1999 to $17.8 million for the six months ended September 30, 2000. The increase was largely due to an increase in the number of clients to whom we provide services along with a significant increase in the number of emails sent on behalf of our clients.

     Cost of Revenues. Cost of revenues increased from $1.6 million for the six months ended September 30, 1999 to $7.9 million for the six months ended September 30, 2000. The increase was primarily due to supporting a larger number of clients and a higher volume of emails. Gross margins improved from 50% for the six months ended September 30, 1999 to 56% for the six months ended September 30, 2000. This increase was primarily the result of higher capacity utilization.

     Research and Development. Research and development expenses increased from $2.5 million for the six months ended September 30, 1999 to $7.9 million for the six months ended September 30, 2000. The increase was primarily due to increased personnel costs of $3.6 million and an increase in professional fees of $1.0 million.

     Sales and Marketing. Sales and marketing expenses increased from $2.5 million for the six months ended September 30, 1999 to $8.2 million for the six months ended September 30, 2000. The increase was largely due to growth in our direct sales and marketing staff with personnel related costs increasing by $1.7 million and an increase in promotional spending of $2.1 million, targeted at building our brand, increasing our client base and growing sales.

     General and administrative. General and administrative expenses increased from $2.2 million for the six months ended September 30, 1999 to $5.1 million for the six months ended September 30, 2000. The increase was due primarily to increased personnel costs of $1.1 million and increased insurance costs of $698,000.

     Stock-based Compensation. Stock-based compensation recognized during the six months ended September 30, 2000 and 1999 was $3.8 million and $3.3 million, respectively. These amounts are recognized over the period during which the underlying stock options vest, generally four years.

     Amortization of Goodwill and Purchased Intangibles. During the six months ended September 30, 2000, we recorded amortization of goodwill and purchased intangibles of $1.6 million. These amounts relate to the July 31, 2000 acquisition of MineShare.

     Nonrecurring Charges. Nonrecurring charges recorded during the six months ended September 30, 2000 ($4.6 million) consisted primarily of the write-off of purchased in-process research and development associated with the acquisition of MineShare. See note 3 to the attached condensed consolidated financial statements for further information.

     Interest Income, Net. Interest income increased from $82,000 for the six months ended September 30, 1999 to $1.8 million for the six months ended September 30, 2000. The increase is largely due to higher average cash and cash equivalents balances resulting from the $70.8 million raised in net proceeds raised during the Company's initial public offering completed November 1999.

     Income Taxes. No provision for federal and state income taxes was recorded as we incurred net operating losses from inception through September 30, 2000. Due to the uncertainty regarding the ultimate utilization of the net operating loss carryforwards, we have not recorded any benefit for losses and a valuation allowance has been recorded for the entire amount of the net deferred tax asset. In addition, sales of our stock, including shares sold in the initial public offering, may further restrict our ability to utilize our net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $11.9 million for the six months ended September 30, 2000, which was due primarily to a net loss of $19.2 million and an increase in accounts receivable of $4.1 million related to higher sales during the period. This was partially offset by noncash charges including the write-off of in-process research and development associated with the MineShare acquisition of $4.4 million, amortization of stock-based compensation of $3.8 million, and depreciation and amortization of $3.4 million. Net cash used in operating activities for the six months ended September 30, 1999 was $4.3 million.

     Our investing activities used $4.8 million during the six months ended September 30, 2000 related primarily to the acquisition of property and equipment as we made significant investments in our data center capacity and purchased new office furniture and equipment for our increased staff. Cash used in investing activities for the six months ended September 30, 1999 was $1.9 million.

     Financing activities generated $621,000 during the six months ended September 30, 2000, consisting primarily of the proceeds from the exercise of stock options and the purchase of shares through our employee stock purchase plan. This was slightly offset by principal payments on our long-term debt. During the six months ended September 30, 1999, cash provided by financing activities was $10.5 million.

     At September 30, 2000, we had $51.9 million in cash and cash equivalents. We had $987,000 outstanding at September 30, 2000 under capital lease agreements which bear interest at rates of between 6.2% and 18.8%. We have $50,000 outstanding under a $50,000 revolving line of credit, which is guaranteed by a shareholder and bears interest at prime plus 3 percent (12.5 percent as of September 30, 2000). We also have equipment loan facilities which originally had a maximum borrowing limit of $1.8 million through April 13, 2000, which are secured by the equipment of our MineShare subsidiary and bear interest at 10 percent. As of September 30, 2000, $710,000 was outstanding under these facilities. At September 30, 2000, we also had $2.0 million outstanding under various promissory notes which bear interest at rates between 9% and 12.7%. These promissory notes mature in February 2001.

     Our other principal commitments at September 30, 2000 consist of obligations under operating leases for facilities. We believe that our existing cash and cash equivalents will be sufficient to satisfy both our currently anticipated cash requirements for the next twelve months and our currently anticipated longer-term cash requirements. Longer-term cash requirements are anticipated for the continued investment in the development of our current and future eMarketing services, the expansion of our sales and marketing activities, investment in our infrastructure, and the acquisition or investment in complementary products, businesses, or technologies.

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

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation clarifies the definition of employee for the purposes of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued to Employees, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. We applied FIN 44 in accounting for the options granted to MineShare option holders in the acquisition of MineShare. As a result, we recorded $841,000 of deferred compensation relating to the unvested portion of these options at the acquisition date.

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

     The loss of a major client could harm our business. While no single customer accounted for more than 10 percent of Digital Impact's revenues for the six months ended September 30, 2000, the loss of a major client could have a material adverse effect on our business and results of operations. Additionally, some internet-based businesses ("dot-coms") have recently been experiencing financial problems. While the majority of our clients are not dot-coms, the loss of a number of these clients could have a material adverse effect on our business and results of operations.

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

     In addition, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our prices. In the future, we may experience competition from internet service providers, advertising and direct marketing agencies and other large established businesses such as America Online, DoubleClick, E.piphany, Inc., Yahoo!, ADVO, CMGI, Inc. and the Interpublic Group of Companies. Each of these companies possesses large, existing customer bases, substantial financial resources and established distribution channels and could develop, market or resell a number of eMarketing solutions. These potential competitors may also choose to enter the market for eMarketing by acquiring one of our existing competitors or by forming strategic alliances with these competitors. Any of these occurrences could harm our ability to compete effectively.

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

  New regulation of and uncertainties regarding the application of existing laws and regulations to eMarketing and the internet could prohibit, limit or increase the cost of our business.

     Legislation has recently been enacted in several states restricting the sending of unsolicited commercial email. We cannot assure you that existing or future legislation regarding commercial email will not harm our business. The federal government, several U.S. states, and foreign governments are considering, or have considered, similar legislation. These provisions generally limit or prohibit both the transmission of unsolicited commercial emails and the use of forged or fraudulent routing and header information. Some states, including California, require that unsolicited commercial emails include opt-out instructions and that senders of these emails honor any opt-out requests.

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

  Our acquisition of MineShare may result in disruptions to our business and management due to difficulties in assimilating personnel and operations.

     In July 2000, we completed our acquisition of Mineshare. We may not be able to successfully assimilate MineShare's personnel, operations, acquired technology and products into our existing business. Key personnel from Mineshare may decide in the future that they want to leave our employment. Additionally, MineShare products will have to be integrated into our existing products, and this may not be easily accomplished. These difficulties could disrupt our ongoing business or distract management and other key personnel. We may also face unexpected costs which could lead to higher than expected expenses, which may adversely affect our future operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For the period from our inception through September 30, 2000, we provided our services to clients primarily in the United States. As a result, our financial results have not been directly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. All of our sales are currently denominated in U.S. dollars. During the first quarter of fiscal year 2001, we set up a subsidiary in the United Kingdom which has had minimal operations to date. As the operations of this subsidiary expand, our future operating results could be directly impacted by changes in foreign currency exchange rates or economic conditions in this region.

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

     Currently, we have placed the net proceeds from the offering in short-term, interest bearing, investment grade securities. During the six months ended September 30, 2000, we used a portion of the net proceeds to fund our general operations, to purchase new data center equipment and office furniture and equipment, and to begin the integration of the operations of our newly acquired MineShare subsidiary. We expect to use the remaining offering net proceeds for working capital and general corporate purposes, including continued investment in the development of our current and future eMarketing services, the expansion of our sales and marketing activities, and investment in our infrastructure. Additionally, we may use a portion of the net proceeds to acquire or invest in complementary products, technologies, or businesses.

     On July 31, 2000, we acquired MineShare, Inc. In connection with the acquisition, we issued approximately 1,855,700 shares of our common stock to the shareholders of MineShare in exchange for all of the issued and outstanding capital stock of MineShare. The shares were issued pursuant to exemptions by reason of Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under such Act. These sales were made in private transactions without general solicitation or advertising. Also in connection with the acquisition, we assumed options and warrants to purchase 132,700 shares of our common stock. We filed a Registration Statement on Form S-8 with respect to the shares of our common stock issuable upon exercise of all such options.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders ("Annual Meeting") held on July 21, 2000, the following individuals were re-elected to the Board of Directors as Class I directors for a term of three years:

                                                    VOTES FOR     VOTES WITHHELD
                                                    ----------    --------------
Gerardo Capiel....................................  20,778,237        3,025
Warren Packard....................................  20,772,612        8,650

     William Park, Ruthann Quindlen, and Michael Brown continue as either Class II or Class III directors of the Company.

     Additionally, at the Company's Annual Meeting, the following proposals were adopted by the margins indicated:

          1. To amend the Company's 1998 Stock Plan (the "Plan") to (i) increase the number of shares reserved for issuance under the Plan by 2,500,000 shares to 11,295,000 shares and (ii) adjust the rate of the Plan's annual stock replenishment from 4% to 5% of the Company's outstanding shares. The votes cast for and against this action were 17,105,329 and 614,881, respectively, with 22,830 abstaining and 3,038,222 broker non-votes.

          2. To ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending March 31, 2001. The votes cast for and against this action were 20,775,838 and 3,619, respectively, with 1,805 abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits

     2.1(1)  Agreement and Plan of Reorganization dated as of July 19,
             2000, by and among the Registrant, Candlestick Acquisition
             Corp., MineShare, Inc., David Mariani, as the Founding
             Shareholder, David Mariani, as Shareholder Representative, and Computershare Investor Services, as Exchange Agent
     2.2(1)  Agreement and Plan of Merger among MineShare, Inc. and
             Candlestick Acquisition Corp. dated as of July 31, 2000
     3.1(2) Form of Amended and Restated Certificate of Incorporation of the Registrant
     3.2(2)  Bylaws of the Registrant
     4.1(2)  Amended and Restated Investor Rights Agreement
    27.1     Financial Data Schedule

---------------
(1) Incorporated by reference to Digital Impact's current Report on Form 8-K, originally filed with the Commission on August 14, 2000, as subsequently amended.

(2) Incorporated by reference to Digital Impact's registration statement on Form S-1, File No. 333-87299, originally filed with the Commission on September 17, 1999, as subsequently amended.

  Reports on Form 8-K

     On July 26, 2000, the Company filed a report on Form 8-K describing that a definitive agreement had been signed to acquire MineShare.

     On August 14, 2000 the Company filed a report on Form 8-K describing the consummation of the acquisition of MineShare.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2000
                                          DIGITAL IMPACT, INC.
                                          (Registrant)

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

                                                 /s/ DAVID OPPENHEIMER
                                          --------------------------------------
                                                    David Oppenheimer
                                             Senior Vice President and Chief
                                                    Financial Officer,
                                                 Treasurer and Secretary
                                           (Principal Financial and Accounting
                                                         Officer)

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     2.1(1)    Agreement and Plan of Reorganization dated as of July 19,
               2000, by and among the Registrant, Candlestick Acquisition
               Corp., MineShare, Inc., David Mariani, as the Founding
               Shareholder, David Mariani, as Shareholder Representative,
               and Computershare Investor Services, as Exchange Agent
     2.2(1)    Agreement and Plan of Merger among MineShare, Inc. and
               Candlestick Acquisition Corp. dated as of July 31, 2000
     3.1(2)    Form of Amended and Restated Certificate of Incorporation of
               the Registrant
     3.2(2)    Bylaws of the Registrant
     4.1(2)    Amended and Restated Investor Rights Agreement
    27.1       Financial Data Schedule

---------------
(1) Incorporated by reference to Digital Impact's current Report on Form 8-K, originally filed with the Commission on August 14, 2000, as subsequently amended.

(2) Incorporated by reference to Digital Impact's registration statement on Form S-1, File No. 333-87299, originally filed with the Commission on September 17, 1999, as subsequently amended.