Form 10-Q
period 2000-12-31
DIGITAL IMPACT INC /DE/
filed 2001-02-13
CIK 1095105

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                               --------------- .

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

                               Yes [X]     No [ ]

     As of February 6, 2000, there were approximately 27,157,000 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              DIGITAL IMPACT, INC.

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
                         PART I. FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
          Condensed Consolidated Statements of Operations for the
          three and nine months ended December 31, 2000 and December
          31, 1999....................................................      1
          Condensed Consolidated Balance Sheets as of December 31,
          2000 and March 31, 2000.....................................      2
          Condensed Consolidated Statements of Cash Flows for the nine
          months ended December 31, 2000 and December 31, 1999........      3
          Notes to Condensed Consolidated Financial Statements........      4
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................      8
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK........................................................     16

                           PART II. OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS...................     16
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............................     17
SIGNATURES............................................................     18

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              DIGITAL IMPACT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       DECEMBER 31,           DECEMBER 31,
                                                    ------------------    --------------------
                                                     2000       1999        2000        1999
                                                    -------    -------    --------    --------
Revenues..........................................  $12,156    $ 4,011    $ 30,001    $  7,268
Cost of revenues..................................    5,326      1,944      13,193       3,561
                                                    -------    -------    --------    --------
Gross margin......................................    6,830      2,067      16,808       3,707
Operating expenses:
  Research and development........................    4,934      2,140      12,800       4,658
  Sales and marketing.............................    4,935      2,001      13,085       4,545
  General and administrative......................    3,111      1,576       8,178       3,740
  Stock-based compensation........................      595      3,188       4,353       6,483
  Amortization of goodwill and purchased
     intangibles..................................    2,411         --       4,018          --
  Nonrecurring charges (Note 3)...................       --         --       4,563          --
                                                    -------    -------    --------    --------
Total operating expenses..........................   15,986      8,905      46,997      19,426
                                                    -------    -------    --------    --------
Loss from operations..............................   (9,156)    (6,838)    (30,189)    (15,719)
Interest income, net..............................      664        412       2,500         494
                                                    -------    -------    --------    --------
Net loss..........................................  $(8,492)   $(6,426)   $(27,689)   $(15,225)
                                                    =======    =======    ========    ========
Net loss per common share -- basic and diluted....  $ (0.34)   $ (0.60)   $  (1.17)   $  (2.82)
                                                    =======    =======    ========    ========
Shares used in net loss per common share
  calculation -- basic and diluted................   25,080     10,650      23,760       5,400
                                                    =======    =======    ========    ========

                 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                              DIGITAL IMPACT, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                        ASSETS
                                                              DECEMBER 31,    MARCH 31,
                                                                  2000          2000
                                                              ------------    ---------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................    $ 42,011      $ 68,073
  Accounts receivable, net..................................      14,332         4,809
  Prepaid expenses and other current assets.................         923           626
                                                                --------      --------
          Total current assets..............................      57,266        73,508
                                                                --------      --------
Property and equipment, net.................................      13,501         7,309
Restricted cash.............................................       1,847           108
Goodwill, net...............................................      22,624            --
Other assets................................................       4,532           177
                                                                --------      --------
          Total assets......................................    $ 99,770      $ 81,102
                                                                ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  6,177      $  3,066
  Deferred revenues.........................................       1,588           256
  Accrued liabilities.......................................       5,564         2,994
  Current portion of long term debt.........................       2,852           530
                                                                --------      --------
          Total current liabilities.........................      16,181         6,846
                                                                --------      --------
Long term debt, less current portion........................         831           726
                                                                --------      --------
          Total liabilities.................................      17,012         7,572
                                                                --------      --------
Stockholders' equity:
  Common Stock..............................................          27            24
  Additional paid-in capital................................     140,740       109,866
  Accumulated other comprehensive loss......................         (34)          (15)
  Unearned stock-based compensation.........................      (5,290)      (11,349)
  Accumulated deficit.......................................     (52,685)      (24,996)
                                                                --------      --------
          Total stockholders' equity........................      82,758        73,530
                                                                --------      --------
          Total liabilities and stockholders' equity........    $ 99,770      $ 81,102
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

                              DIGITAL IMPACT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Cash flows from operating activities
  Net loss..................................................  $(27,689)   $(15,225)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Charge for acquired in-process research and
      development...........................................     4,432          --
     Depreciation and amortization..........................     7,262       1,043
     Provision for bad debts................................     1,100          60
     Warrants issued for services...........................        --         212
     Amortization of unearned stock-based compensation......     4,353       6,271
     Loss on write-off of fixed assets......................       131          --
     Unrealized loss on cash and cash equivalents...........       (19)         --
     Changes in operating assets and liabilities:
       Accounts receivable..................................   (10,508)     (3,186)
       Prepaid expenses and other current assets............      (231)       (692)
       Restricted cash......................................    (1,739)         --
       Other assets.........................................      (130)        (71)
       Accounts payable.....................................     2,132       2,026
       Accrued liabilities and deferred revenue.............     2,116       1,985
                                                              --------    --------
Net cash used in operating activities.......................   (18,790)     (7,577)
                                                              --------    --------
Cash flows from investing activities
  Acquisition of property and equipment.....................    (8,469)     (2,952)
  Cash acquired from acquisition (See Note 3)...............       264          --
                                                              --------    --------
Net cash used in investing activities.......................    (8,205)     (2,952)
                                                              --------    --------
Cash flows from financing activities
  Principal payments on long-term debt......................      (505)       (653)
  Proceeds from initial public offering, net of issuance
     costs..................................................        --      70,822
  Proceeds from exercise of common stock options and
     warrants...............................................     1,438         128
  Proceeds from issuance of convertible preferred stock, net
     of issuance costs......................................        --      10,644
  Repayment of stock subscription...........................        --           1
                                                              --------    --------
Net cash provided by financing activities...................       933      80,942
                                                              --------    --------
Net increase (decrease) in cash and cash equivalents........   (26,062)     70,413
Cash and cash equivalents at beginning of period............    68,073       2,864
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 42,011    $ 73,277
                                                              ========    ========
Supplemental noncash information:
  Fair value of net assets acquired (excluding transaction
     costs).................................................  $ 31,145    $     --
  Assets acquired under capital leases......................  $    140    $    943
  Unearned stock-based compensation.........................  $ (1,706)   $ 19,388

                 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                              DIGITAL IMPACT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. THE COMPANY

     Digital Impact, Inc. ("Digital Impact" or the "Company"), a Delaware corporation, is a leading provider of online direct marketing solutions for enterprises. The Company offers comprehensive customer acquisition, retention, and analysis solutions as either a single or bundled service. The Company leverages several proprietary capabilities to deliver superior campaign results and exceptional ROI, including: Mass Personalization Engine(TM), the Company's messaging platform which assembles and delivers personalized content over various digital media such as email and set-top box; Impact 4.0(TM), the Company's web-based campaign management and reporting system; and Adaptive Intelligent Marketing(TM), the Company's consulting and data management methodology for developing and implementing online direct marketing strategies and programs.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The unaudited condensed consolidated financial statements of Digital Impact at December 31, 2000 and for the three and nine month periods then ended reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Digital Impact's annual report on Form 10-K for the fiscal year ended March 31, 2000. The results of operations for the three and nine months ended December 31, 2000 are not necessarily indicative of the results for the entire fiscal year ending March 31, 2001.

  Comprehensive Income

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive loss, a component of stockholders' equity, recorded by the Company for the nine months ended December 31, 2000 was attributable to unrealized loss on cash equivalents. The Company did not have any additional transactions that were required to be reported in other comprehensive income during the three and nine months ended December 31, 2000.

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

                              DIGITAL IMPACT, INC.

     The allocation of the $31.9 million purchase price is summarized as follows (amounts in thousands):

Net assets at the date of acquisition.......................  $(3,368)
Goodwill....................................................   26,273
In-process technology.......................................    4,432
Developed technology........................................    1,930
Other intangibles...........................................    2,660
                                                              -------
          Net assets acquired...............................  $31,927
                                                              =======

     The amounts allocated to goodwill and other intangible assets will be amortized over a three-year period. The amount allocated to the purchased in-process technology and other items was determined based on an appraisal completed by an independent third party using established valuation techniques. The in-process technology was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

     The estimated purchase price was approximately $31.9 million, measured as the average fair market value of Digital Impact's closing stock price from July 12, 2000 to July 26, 2000, five trading days before and after the merger agreement was announced, plus the fair value of the vested options and warrants calculated using the Black-Scholes option pricing model of MineShare assumed by Digital Impact in the merger, and other costs directly related to the merger as follows (in thousands):

Fair market value of Digital Impact's common stock..........  $30,304
Fair value of options and warrants assumed..................      841
Acquisition-related costs...................................      782
                                                              -------
          Total.............................................  $31,927
                                                              =======

     The following unaudited pro forma revenues, net loss, and net loss per share data for the nine months ended December 31, 2000 and 1999 are based on the respective historical financial statements of the Company and MineShare. The pro forma data reflects the consolidated results of operations as if the merger with MineShare had occurred at the beginning of each of the periods indicated and includes the amortization of the resulting goodwill and other intangible assets. The pro forma financial data presented are not necessarily indicative of the Company's results of operations that might have occurred had the transaction been completed at the beginning of the periods specified, and do not purport to represent what the Company's consolidated results of operations might be for any future period.

                                                                  (UNAUDITED PRO FORMA)
                                                                    NINE MONTHS ENDED
                                                                       DECEMBER 31,
                                                                --------------------------
                                                                   2000           1999
                                                                -----------    -----------
                                                                (IN THOUSANDS, EXCEPT PER
                                                                       SHARE DATA)
Revenues....................................................      $ 30,263       $  8,779
Net loss....................................................      $(30,242)      $(33,455)
Net loss per common share -- basic and diluted..............      $  (1.18)      $  (4.61)

                              DIGITAL IMPACT, INC.

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

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company adopted the provisions of SAB 101 during the third quarter of the fiscal year ended March 31, 2000, and believes that its adoption has not had a material effect on the Company's financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation clarifies the definition of employee for the purposes of applying Accounting Practice Board Opinion No. 25, "Accounting for Stock Issued to Employees", the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company applied FIN 44 in accounting for the options granted to MineShare option holders in the acquisition of MineShare. As a result, the Company recorded $841,000 of deferred compensation relating to the unvested portion of these options at the acquisition date.

NOTE 5. NET LOSS PER SHARE

     Basic net loss per share is calculated by dividing net loss by the weighted average number of vested common shares outstanding for the period. Diluted net loss per share is calculated giving effect to all dilutive potential common shares, including options, warrants and preferred stock. Options, warrants, and preferred stock were not included in the calculation of diluted net loss per share for the three and nine month periods ended December 31, 2000 and December 31, 1999 because the effect would be antidilutive. A reconciliation

                              DIGITAL IMPACT, INC.

of the numerators and denominators used in the basic and diluted net loss per share amounts follows (in thousands, except per share data):

                                            THREE MONTHS ENDED     NINE MONTHS ENDED
                                               DECEMBER 31,           DECEMBER 31,
                                            ------------------    --------------------
                                             2000       1999        2000        1999
                                            -------    -------    --------    --------
Numerator:
  Net loss................................  $(8,492)   $(6,426)   $(27,689)   $(15,225)
                                            -------    -------    --------    --------
Denominator:
  Weighted average common shares
     outstanding..........................   26,790     14,010      25,810       8,920
  Weighted average unvested common shares
     subject to repurchase................   (1,710)    (3,360)     (2,050)     (3,520)
                                            -------    -------    --------    --------
Denominator for basic and diluted
  calculation.............................   25,080     10,650      23,760       5,400
                                            =======    =======    ========    ========
Net loss per common share -- basic and
  diluted.................................  $ (0.34)   $ (0.60)   $  (1.17)   $  (2.82)
                                            =======    =======    ========    ========

     All convertible preferred stock, warrants, outstanding stock options, and shares subject to repurchase by the Company have been excluded from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented. As of December 31, 1999, 7,215,000 shares of convertible preferred stock have not been included in the calculation of diluted net loss per share. Warrants to purchase 3,000 shares and 104,000 shares at a weighted average exercise price of $0.21 and $0.85 have been excluded from the computation of diluted net loss per share at December 31, 2000 and 1999, respectively. Options to purchase 5,095,000 shares and 4,299,000 shares of common stock at a weighted average exercise price of $9.66 and $2.37 have been excluded from the calculation of diluted net loss per share at December 31, 2000 and 1999, respectively.

NOTE 6. STOCK-BASED COMPENSATION

     During the nine months ended December 31, 2000, the Company reduced unearned stock-based compensation, a component of stockholders' equity, by $6.1 million. This reduction was the result of stock-based compensation of $4.4 million, a reduction of $2.4 million related primarily to stock option cancellations and the revaluation of options granted to consultants, offset by the recording of $0.7 million of deferred compensation relation to unvested options assumed in the MineShare acquisition. Unearned stock-based compensation is amortized to expense over the period during which the options vest, generally four years in accordance with FASB Interpretation No. 28.

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

OVERVIEW

     Digital Impact, Inc., a Delaware corporation, is a leading provider of online direct marketing solutions. Optimized for email, our strategic consulting, data management, market analytics and campaign management offerings yield superior results for corporations seeking to acquire, retain, and understand customers. Our service offerings leverage proprietary capabilities, including: Mass Personalization Engine(TM), our messaging platform which assembles and delivers personalized content over various digital media such as email and set-top box; Impact 4.0(TM), our web-based campaign management and reporting system; and Adaptive Intelligent Marketing(TM), our consulting and data management methodology for developing and implementing online direct marketing strategies and programs.

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

     Digital Impact generates revenues from the sale of services to businesses that enable them to proactively communicate with both current and prospective customers online. Historically, these services have primarily consisted of the design and execution of online direct marketing campaigns. In accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," revenue is recognized as these eMarketing campaigns are delivered, provided that there are no remaining significant obligations and collection of the resulting receivable is reasonably assured. Revenue is also generated from our acquisition solutions group, which assists clients in growing their email lists through the use of third party list rentals. The cost of renting the lists is passed through to our clients and hence is offset against the corresponding revenue.

     Cost of revenues consists primarily of expenses relating to the delivery of online direct marketing services, including personnel costs, primarily consisting of our production services staff, the amortization of equipment and licensed technology, and data center expenses.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

     Revenues. Revenues increased to $12.2 million for the three months ended December 31, 2000 from $4.0 million for the three months ended December 31, 1999, an increase of $8.2 million or 203%. The increase was primarily due to the addition of new clients from December 1999 through December 2000, increased volume from continuing clients, and expansion of our core service offerings.

     Cost of Revenues. Cost of revenues increased from $1.9 million during the quarter ended December 31, 1999 to $5.3 million during the quarter ended December 31, 2000. The increase was primarily due to higher costs of campaign creation and delivery associated with supporting our growing client base, a higher volume of campaigns, and the expansion of our data center infrastructure. Gross margins improved from 52% for the quarter ended December 31, 1999 to 56% for the quarter ended December 31, 2000, largely due to increased productivity, the continued scaling of our operations as volumes increase, and an increase in the number of clients using our professional services.

     Research and Development. Research and development expenses increased from $2.1 million for the quarter ended December 31, 1999 to $4.9 million for the quarter ended December 31, 2000. The increase is largely a result of an increase in personnel costs of approximately $1.2 million, largely related to the increase in engineering staff associated with our MineShare acquisition, and an increase in professional fees of $962,000 as we continued to invest in technological capabilities to differentiate our offerings and increase our operating efficiency. We expect to continue to make investments in research and development and anticipate that research and development expenses will continue to increase in absolute dollars in future periods, but will decrease as a percentage of total revenues.

     Sales and Marketing. Sales and marketing expenses increased from $2.0 million for the three months ended December 31, 1999 to $4.9 million for the three months ended December 31, 2000. The increase was primarily due to an increase in marketing costs of $541,000 related to expanded advertising and promotional activities and increased personnel costs of $1.4 million associated with the growth of our sales force, client services and marketing staff. We expect our sales and marketing expenses to increase in future periods as we increase our marketing efforts to promote our brand and hire additional personnel. However, we anticipate that these expenses will continue to decrease as a percentage of revenues in future periods.

     General and Administrative. General and administrative expenses increased from $1.6 million for the three months ended December 31, 1999 to $3.1 million for the three months ended December 31, 2000. The increase was due primarily to an increase in insurance costs of $200,000 largely related to the increase in liability insurance during the current fiscal year, and an increase in personnel related expenses of $600,000 associated with the expansion of our finance, administration, and information technology departments. We anticipate that general and administrative expenses will increase in absolute dollars in future periods as we incur additional costs related to the expected growth of our business and operations. However, we anticipate that these expenses will continue to decrease as a percentage of revenues in future periods.

     Stock-based Compensation. Stock-based compensation recognized during the three months ended December 31, 1999 and 2000 was $3.2 million and $595,000 respectively. Unearned stock based compensation is recognized over the period during which the underlying stock options vest, generally four years.

     Amortization of Goodwill and Purchased Intangibles. During the quarter ended December 31, 2000, we recorded amortization of goodwill and purchased intangibles of $2.4 million. The goodwill and purchased intangibles relate to the July 31, 2000 acquisition of MineShare and are being amortized over three years.

     Interest Income, Net. Interest income increased from $412,000 for the quarter ended December 31, 1999 to $664,000 for the quarter ended December 31, 2000. The increase is largely due to higher average cash and cash equivalents balances resulting from the $70.8 million in net proceeds raised during the Company's initial public offering in November 1999.

     NINE MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

     Revenues. Total revenues increased from $7.3 million for the nine months ended December 31, 1999 to $30.0 million for the nine months ended December 31, 2000. The increase was largely attributable to the growth of our client base, a significant increase in the number of campaigns sent on behalf of our clients, and expansion of our core service offerings.

     Cost of Revenues. Cost of revenues increased from $3.6 million for the nine months ended December 31, 1999 to $13.2 million for the nine months ended December 31, 2000. The increase was primarily attributable to increased personnel costs needed to support our growing client base and higher volumes. Gross margins improved from 51% for the nine months ended December 31, 1999 to 56% for the nine months ended December 31, 2000. This increase was primarily due to the scaling of our technology as a result of higher email volumes and increased capacity utilization.

     Research and Development. Research and development expenses increased from $4.7 million for the nine months ended December 31, 1999 to $12.8 million for the nine months ended December 31, 2000. The increase was primarily due to increased personnel costs of $4.8 million and an increase in professional fees of $2.0 million.

     Sales and Marketing. Sales and marketing expenses increased from $4.5 million for the nine months ended December 31, 1999 to $13.1 million for the nine months ended December 31, 2000. The increase was largely due to growth in our direct sales and marketing staff with personnel related costs increasing by $3.1 million and an increase in promotional spending of $2.6 million related to building our brand and growing sales.

     General and administrative. General and administrative expenses increased from $3.7 million for the nine months ended December 31, 1999 to $8.2 million for the nine months ended December 31, 2000. The increase was due primarily to an increase in personnel costs of $1.7 million, increased rent expense of $900,000 and increased insurance costs of $908,000.

     Stock-based Compensation. Stock-based compensation recognized during the nine months ended December 31, 1999 and 2000 was $6.5 million and $4.4 million, respectively. Unearned stock based compensation is recognized over the period during which the underlying stock options vest, generally four years.

     Amortization of Goodwill and Purchased Intangibles. During the nine months ended December 31, 2000, we recorded amortization of goodwill and purchased intangibles of $4.0 million. The goodwill and purchased intangibles relate to the July 31, 2000 acquisition of MineShare.

     Nonrecurring Charges. Nonrecurring charges recorded during the nine months ended December 31, 2000 ($4.6 million) consisted primarily of the write-off of purchased in-process research and development associated with the acquisition of MineShare. See note 3 to the attached condensed consolidated financial statements for further information.

     Interest Income, Net. Interest income increased from $494,000 for the nine months ended December 31, 1999 to $2.5 million for the nine months ended December 31, 2000. The increase is largely due to higher average cash and cash equivalents balances resulting from the $70.8 million net proceeds raised during the Company's initial public offering completed in November 1999.

     Income Taxes. No provision for federal and state income taxes was recorded as we incurred net operating losses from inception through December 31, 2000. Due to the uncertainty regarding the ultimate utilization of the net operating loss carryforwards, we have not recorded any benefit for losses and a valuation allowance has been recorded for the entire amount of the net deferred tax asset. In addition, sales of our stock, including shares sold in the initial public offering, may further restrict our ability to utilize our net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $18.8 million for the nine months ended December 31, 2000, which was due primarily to a net loss of $27.7 million and an increase in accounts receivable of $10.5 million related to higher sales during the period. This was partially offset by noncash charges including the write-off of in-process research and development associated with the MineShare acquisition ($4.4 million), amortization of stock-based compensation ($4.4 million), and depreciation and amortization ($7.3 million). Net cash used in operating activities for the nine months ended December 31, 1999 was $7.6 million.

     Our investing activities used $8.2 million during the nine months ended December 31, 2000 attributable primarily to the acquisition of property and equipment related to significant investments in our data center infrastructure and purchases for new office furniture and equipment for our increased staff. Cash used in investing activities for the nine months ended December 31, 1999 was $3.0 million.

     Financing activities generated $933,000 during the nine months ended December 31, 2000, consisting primarily of the proceeds from the exercise of stock options and the purchase of shares through our employee stock purchase plan. This was offset by principal payments on our long-term debt. During the nine months ended December 31, 1999, cash provided by financing activities was $80.9 million, due primarily to the proceeds raised during our initial public offering and a preferred stock round, net of issuance costs.

     At December 31, 2000, we had $42.0 million in cash and cash equivalents and availability of $160,000 under a leasing line of credit. Amounts borrowed under this agreement of $927,000 at December 31, 2000 bear interest at rates of between 6.2% and 10.1%. We have $44,236 outstanding under a $50,000 revolving line of credit, which is guaranteed by a shareholder and bears interest at prime plus 3 percent (12.5 percent as of December 31, 2000). We also have an equipment loan facility with a maximum borrowing limit of $800,000, which is secured by the equipment of our MineShare subsidiary and bears interest at 10 percent. As of December 31, 2000, $396,050 was outstanding under this facility. We have a second equipment loan facility with a borrowing limit of $1,000,000, which is secured by the equipment of our MineShare subsidiary, and bears interest at 10 percent. As of December 31, 2000, $275,266 was outstanding under this facility. At December 31, 2000, we also had $2.0 million outstanding under various promissory notes which bear interest at rates between 9% and 12.7%. The promissory notes mature in February 2001.

     Our other principal commitments at December 31, 2000 consisted of obligations under operating leases for facilities. We believe that our existing cash and cash equivalents will be sufficient to satisfy both our currently anticipated cash requirements for the next twelve months and our currently anticipated longer-term cash requirements. Longer-term cash requirements are anticipated for the continued investment in the development of our current and future online direct marketing services, the expansion of our sales and marketing activities, investment in our infrastructure, and the acquisition or investment in complementary products, businesses, or technologies.

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

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation clarifies the definition of employee for the purposes of applying Accounting Practice Board Opinion No. 25, "Accounting for Stock Issued to Employees", the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. We applied FIN 44 in accounting for the options granted to MineShare option holders in the acquisition of MineShare. As a result, we recorded $841,000 of deferred compensation relating to the unvested portion of these options at the acquisition date.

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

THE LOSS OF A MAJOR CLIENT COULD RESULT IN LOWER THAN EXPECTED REVENUES.

     The loss of a major client could harm our business. While no single customer accounted for more than 10 percent of our revenues for the three and nine months ended December 31, 2000, the loss of a major client could have a material adverse effect on our business and results of operations. Additionally, some internet-based businesses have recently been experiencing financial problems. While the majority of our clients are not internet-based businesses, the loss of a number of these clients could have a material adverse effect on our business and results of operations.

THE EMARKETING INDUSTRY IS HIGHLY COMPETITIVE, AND IF WE ARE UNABLE TO COMPETE EFFECTIVELY, THE DEMAND FOR, OR THE PRICES OF, OUR SERVICES MAY DECLINE.

     The market for eMarketing is highly competitive, rapidly evolving and experiences rapid technological change. Intense competition may result in price reductions, reduced sales, gross margins and operating margins, and loss of market share. Our principal competitors include providers of eMarketing solutions such as 24/7 Media Inc. (through its acquisition of Exactis.com), Kana Communications, Inc. Kana Connect product, FloNetwork, MessageMedia, Responsys.com, Netcentives Inc. (through its acquisition of Post Communications, Inc.), and Annuncio Software, Inc., as well as the in-house information technology departments of our existing and prospective clients.

     In addition, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our prices. In the future, we may experience competition from internet service providers, advertising and direct marketing agencies and other large established businesses such as America Online, DoubleClick, E.piphany, Inc., Yahoo!, ADVO, and the Interpublic Group of Companies. Each of these companies possesses large, existing customer bases, substantial financial resources and established distribution channels and could develop, market or resell a number of eMarketing solutions. These potential competitors may also choose to enter the market for eMarketing by acquiring one of our existing competitors or by forming strategic alliances with these competitors. Any of these occurrences could harm our ability to compete effectively.

IF WE DO NOT ATTRACT AND RETAIN ADDITIONAL HIGHLY-SKILLED PERSONNEL, WE MAY BE UNABLE TO EXECUTE OUR BUSINESS STRATEGY.

     Our business depends on the continued technological innovation of our core services and our ability to provide comprehensive eMarketing expertise. Our main offices are located in the San Francisco Bay Area, where competition for personnel with internet-related technology and marketing skills is extremely intense. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to successfully introduce new services or otherwise implement our business strategy. As a public company we face greater difficulty attracting and retaining personnel than we did as a private company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For the period from our inception through December 31, 2000, we provided our services to clients primarily in the United States. As a result, our financial results have not been directly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The majority of our sales are currently denominated in U.S. dollars. During the first quarter of the year ending March 31, 2001, we established a subsidiary in the United Kingdom which has had minimal operations to date. As the operations of this subsidiary expand, our future operating results could be directly impacted by changes in foreign currency exchange rates or economic conditions in this region.

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

     Currently, we have placed the net proceeds from the offering in short-term, interest bearing, investment grade securities. During the nine months ended December 31, 2000, we used a portion of the net proceeds to fund our general operations, to purchase new data center equipment and office furniture and equipment, and to begin the integration of the operations of our newly acquired MineShare subsidiary. We expect to use the remaining offering net proceeds for working capital and general corporate purposes, including continued investment in the development of our current and future online direct marketing services, the expansion of our sales and marketing activities, and investment in our infrastructure. Additionally, we may use a portion of the net proceeds to acquire or invest in complementary products, technologies, or businesses.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits

     None

     Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 12, 2000                  DIGITAL IMPACT, INC.
                                          (Registrant)

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

                                          /s/ DAVID OPPENHEIMER
                                          --------------------------------------
                                                    David Oppenheimer
                                          Sr. Vice President and Chief Financial
                                             Officer, Treasurer and Secretary
                                           (Principal Financial and Accounting
                                                         Officer)