Form 10-K405
period 2001-03-31
DIGITAL IMPACT INC /DE/
filed 2001-06-13
CIK 1095105

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 000-27787

                              DIGITAL IMPACT, INC.
           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 8, 2001 as reported on the Nasdaq Stock Market, was approximately $26.0 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of June 8, 2001, the Registrant had outstanding approximately 28.8 million shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of our definitive Proxy Statement for our Annual Meeting of Stockholders for the year 2001, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year, are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                    10-K405

                                                              PAGE
                                                              ----
PART I......................................................    1
  Item 1....................................................    1
  Item 2....................................................    4
  Item 3....................................................    4
  Item 4....................................................    5
     Table 1................................................    5
PART II.....................................................    7
  Item 5....................................................    7
     Table 2................................................    7
  Item 6....................................................    9
     Table 3................................................    9
  Item 7....................................................   10
     Table 4................................................   11
     Table 5................................................   14
  Item 8....................................................   19
  Item 9....................................................   19
PART III....................................................   20
  Item 10...................................................   20
  Item 11...................................................   20
  Item 12...................................................   20
  Item 13...................................................   20
PART IV.....................................................   21
  Item 14...................................................   21
     Table 6................................................   21
     Table 7................................................   21
     Table 8................................................   21
     Table 9................................................   22
     Consolidated Balance Sheets............................   23
     Table 10...............................................   23
     Consolidated Statements of Operations..................   24
     Table 11...............................................   24
     Table 12...............................................   25
     Consolidated Statement of Cash Flows...................   26
     Table 13...............................................   26
     Table 14...............................................   31
     Table 15...............................................   31
     Table 16...............................................   32
     Table 17...............................................   32
     Table 18...............................................   33
     Table 19...............................................   33
     Table 20...............................................   33
     Table 21...............................................   35
     Table 22...............................................   36
     Table 23...............................................   37

                                                              PAGE
                                                              ----
     Table 24...............................................   38
     Table 25...............................................   38
     Table 26...............................................   39
     Table 27...............................................   40
     Table 28...............................................   43
     Table 29...............................................   45
     Table 30...............................................   46
                              EX-4.2
EX-4.2......................................................    1
                             EX-10.11
EX-10.11....................................................    1
                             EX-10.12
EX-10.12....................................................    1
                             EX-10.13
EX-10.13....................................................    1
                             EX-10.14
EX-10.14....................................................    1
                             EX-21.1
EX-21.1.....................................................    1

                                     PART I

FORWARD-LOOKING INFORMATION

     The forward-looking statements included in this report, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements included herein as a result of a number of factors, including but not limited to those discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 1. BUSINESS

OVERVIEW

     Digital Impact was incorporated in California in October 1997 and reincorporated in Delaware in October 1999. Digital Impact is one of the premier providers of online direct marketing solutions for enterprises. Our solutions enable corporations to create and deliver online direct marketing programs that drive revenue, influence behavior and deepen customer relationships. Our solutions provide customer insight and powerful program execution through a combination of hosted web applications, messaging technology infrastructure and professional services.

     The Impact 4.0 Technology Platform forms the core of our online direct marketing solutions. Composed of a highly scalable, hosted technology infrastructure and a suite of web-based applications, the Impact platform facilitates every aspect of online direct marketing -- including data management, marketing analytics, campaign management and message delivery.

     We provide our technology through a flexible outsourcing model, minimizing IT burden and giving clients a range of full-service and self-service alternatives. Each of our solutions includes a combination of professional services and industry-leading technology, ensuring that we help clients create and implement online direct marketing campaigns that achieve optimal results.

     On July 31, 2000 we acquired MineShare, Inc. ("MineShare"), a customer intelligence and analysis company based in Santa Monica, California, in exchange for approximately 1,855,700 shares of our common stock. Additionally, we assumed MineShare's outstanding stock options and warrants and reserved approximately 132,700 shares of our common stock for issuance upon exercise of these options and warrants. The acquisition was effected by means of a merger pursuant to which a wholly owned subsidiary of Digital Impact was merged with and into MineShare, with MineShare as the surviving corporation. The acquisition has been accounted for as a purchase.

  Solutions

     We provide comprehensive solutions for creating and executing online direct marketing programs. Our solutions are designed to enable marketers to build the foundation required to develop online direct marketing programs, reach new customers, and maximize the value of existing customers. Our solutions are sold individually and consist of the following components:

     - Strategy Solutions

     - Customer Acquisition Solutions

     - Customer Marketing Solutions

  Strategy Solutions

     Our strategy solutions give marketers the foundation they need to develop online direct marketing programs that drive revenue and deepen customer relationships. Strategy solution engagements include:

     - In-depth review and needs assessment of marketing objectives, brand strategy and target audience.

     - Goal-specific action plans for online direct marketing programs and recommendations for integrating online and offline marketing efforts.

     - Customized communication plans that lay the foundation for creating world-class online direct marketing messages.

     - Long-term testing and targeting roadmaps designed to improve campaign relevance and increase lifetime customer value.

  Customer Acquisition Solutions

     Our customer acquisition solutions enable marketers to reach new prospects and drive revenue by converting prospects to customers. We help clients achieve superior results by providing access to a rich base of prospect sources, negotiating exceptional rates and optimizing campaigns to reach the highest value customers. Customer acquisition campaigns include:

     - Access to high quality prospects, including email list rental, newsletter sponsorships, and our proprietary list growth network.

     - Customized media plans designed to meet marketing goals and reach our client's target audience.

     - Results analysis and plan optimization designed to track every measurable element of a campaign and optimize plan components and message placement.

     - Start-to-finish campaign management.

  Customer Marketing Solutions

     Our customer marketing solutions enable marketers to maximize the value of their customers. We help companies drive revenue and deepen customer relationships by:

     - Collecting and managing opt-in customer information in a centrally hosted datamart.

     - Analyzing customer information to determine ideal segments and appropriate offers.

     - Delivering highly relevant, individualized messages.

     - Providing end-to-end campaign management solutions.

     - Providing access to our hosted technology platform.

RESEARCH AND DEVELOPMENT

     We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications incorporating that technology and maintaining the competitiveness of our product and service solutions. We have invested significant time and resources in creating a structured process for undertaking all product development. This process involves several functional groups at all levels within our organization and is designed to provide a framework for defining and addressing the activities required to bring product concepts and development projects to market successfully.

CLIENTS

     Our clients consist of a diverse group of companies operating in many industries throughout the United States, ranging from Fortune 1000 to small private companies. For the year ended March 31, 2001, no single customer accounted for more than 10% of our total revenues, and only one customer, representing 13% of outstanding receivables, accounted for more than 10% of accounts receivable.

COMPETITION

     The market for online direct marketing services is highly competitive, rapidly evolving and experiences rapid technological change. We expect competition to increase significantly in the future because of the attention the internet has received as a means of advertising and direct marketing and because there are limited barriers to entry into our market.

     We believe that the factors on which we successfully compete include:

     - Credibility of clients and their willingness to act as references.

     - Quality of online direct marketing services.

     - Technology-enhanced service offerings.

     - Sophistication and reliability of technology.

     - Speed of implementation of online direct marketing campaigns.

     - Cost-effective online direct marketing solutions.

     - Measurable results.

     Although we believe that our solutions currently compete favorably as to each of these factors, our market is relatively new and is evolving rapidly. We may not be able to maintain our competitive position against current and potential competitors.

     Our principal competitors include providers of email marketing solutions such as Exactis.com (recently acquired by Experian), Kana Communications, Inc.'s Kana Connect product, DoubleClick (through its acquisition of FloNetwork and proposed acquisition of MessageMedia), Responsys.com, Netcentives Inc. (through its subsidiary Post Communications), and Annuncio Software, Inc., as well as the in-house information technology departments of our existing and prospective clients.

     We may experience additional competition from internet service providers, advertising and direct marketing agencies and other large established businesses such as America Online, Microsoft, IBM, AT&T, Yahoo!, ADVO, CMGI, Inc., and the Interpublic Group of Companies. Each of these companies possesses large, existing customer bases, substantial financial resources and established distribution channels and could develop, market or resell a number of online direct marketing services. These potential competitors may also choose to enter, or have already entered, the market for online direct marketing services by acquiring one of our existing competitors, as illustrated by DoubleClick's recent acquisition of FloNetwork and its proposed acquisition of MessageMedia, or by forming strategic alliances with a competitor. Any of these occurrences could harm our ability to compete effectively.

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

INTELLECTUAL PROPERTY

     We rely upon a combination of patent, copyright, trade secret and trademark laws to protect our intellectual property. We currently have no issued U.S. patents and two U.S. patent applications pending.

     In addition, we have nine registered U.S. trademarks and three trademark applications pending in the U.S. and Europe. Although we rely on patent, copyright, trade secret and trademark law to protect our technology, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. Others may develop technologies that are similar or superior to our technology.

GOVERNMENT REGULATION

     Legislation has been enacted in several states restricting the sending of unsolicited commercial email. The federal government, foreign governments and several other states are considering, or have considered, similar legislation. Although the provisions of these current and contemplated laws vary, they generally limit or prohibit both the transmission of unsolicited commercial emails and the use of forged or fraudulent routing and header information. Some states, including California, require that unsolicited commercial emails include opt-out instructions and that senders of such emails honor any opt-out requests. We believe that our current suite of services are not affected by such legislation because the list management practices that we espouse to our clients are intended to prevent the sending of unsolicited commercial email. We cannot assure you that future legislation or the application of existing legislation will not harm our business.

SEASONALITY

     The traditional direct marketing industry has typically generated lower revenues during the summer months and higher revenues during the calendar year-end months. We believe our business may be affected by similar revenue fluctuations, but our limited operating history is insufficient to predict the existence or magnitude of these effects.

EMPLOYEES

     As of March 31, 2001, we had a total of 389 full-time employees. Of the total number of employees, 88 were engaged in research and development, 124 in sales, marketing and business development, 132 in account management, professional services, production and technical support and 45 in finance, administration and operations. We recently realigned our organization in the first quarter of our fiscal year 2002 with a workforce reduction of approximately 60 employees, in order to streamline operations, reduce costs and bring our staffing structure in line with current economic conditions.

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

ITEM 2. PROPERTIES

     Our principal executive offices are located in San Mateo, California, where we lease approximately 45,000 square feet under nine leases that expire in dates ranging from 2002 to 2008. Digital Impact also leases office space in New York, Dallas, Chicago and London for local sales and client service personnel, in Santa Clara, California for research and development staff and data center personnel, and in Santa Monica for our MineShare subsidiary.

ITEM 3. LEGAL PROCEEDINGS

     On June 5, 2001, a putative securities class action, captioned Stein v. Digital Impact, Inc., et al., Civil Action No. 01-CIV-4942-DAB, was filed against Digital Impact, two of its officers (William Park and David Oppenheimer), and Credit Suisse First Boston Corporation ("CSFB"), an underwriter in Digital Impact's initial public offering, in the United States District Court for the Southern District of New York. The complaint alleges violations of Section 11 of the Securities Act of 1933 ("Securities Act") against all defendants, a violation of Section 15 of the Securities Act against Park and Oppenheimer, and violations of Section 12(a)(2) of the Securities Act and
Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) against CSFB. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between November 22, 1999 and December 6, 2000. As of June 5, 2001, various plaintiffs have filed similar actions asserting virtually identical allegations against at least 24 other companies. To date, there have been no significant developments in the litigation. We anticipate that additional related lawsuits may be brought with substantially identical allegations to the Stein lawsuit, and further anticipate that all such lawsuits will eventually be coordinated or consolidated with one another.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company as of June 1, 2001:

                NAME                   AGE                       POSITION
                ----                   ---                       --------
William Park.........................  33    President, Chief Executive Officer, and Chairman
                                             of the Board of Directors
Gerardo Capiel.......................  32    Chief Technology Officer and Director
David Oppenheimer....................  44    Senior Vice President, Finance, Chief Financial
                                             Officer, and Treasurer
Dave Kleinberg.......................  42    Senior Vice President, Marketing
Ronald Rasmussen.....................  39    Senior Vice President, Engineering and
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

     Gerardo Capiel has served as our Chief Technology Officer and as a member of our Board of Directors since he co-founded Digital Impact in October 1997. From August 1996 to August 1997, Mr. Capiel was Director of Internet/Internet Solutions for Altro Solutions, an information technology and business process consulting firm. Mr. Capiel holds a B.S. in engineering systems and computation from the Massachusetts Institute of Technology and an M.B.A. from Stanford University.

     David Oppenheimer has served as our Senior Vice President, Finance, Chief Financial Officer and Treasurer since October 2000 and our Vice President, Finance, Chief Financial Officer, Treasurer and Secretary from July 1999 to October 2000. From November 1997 to July 1999, Mr. Oppenheimer was Vice President, Finance for Autodesk, Inc., a supplier of design and visual effect software. From January 1995 to November 1997, Mr. Oppenheimer held several positions with AlliedSignal, Inc., an advanced technology and manufacturing company, including Chief Financial Officer of AlliedSignal Electronic Materials, Vice President of Finance for AlliedSignal Aerospace Services and Controller of AlliedSignal Engines. From August 1985 to January 1995, Mr. Oppenheimer was employed by United Airlines, a commercial air transportation company, most recently as Division Controller. Mr. Oppenheimer holds a B.S. in mechanical engineering from State University of New York, Buffalo and an M.B.A. from the University of California, Berkeley.

     David Kleinberg has served as our Senior Vice President, Marketing since November 2000. From August 1999 to November 2000, Mr. Kleinberg was Founder and CEO of eStar, a provider of online celebrity information. From November 1995 to July 1999, Mr. Kleinberg served as co-founder and Executive Vice

President of Products for NetObjects, a leading provider of Web site building technology. From September 1992 to November 1995, Mr. Kleinberg served as co-founder and Executive Vice President, Marketing and Sales for Rae Technology, Inc., a custom software development company. Mr. Kleinberg has also held various director-level positions with Macromedia and Apple Computer. Mr. Kleinberg holds a B.A. in English literature and American government from Georgetown University and an M.B.A from Stanford University.

     Ronald Rasmussen has served as our Senior Vice President, Engineering and Operations since October 2000. Prior to that, Mr. Rasmussen served as our Vice President, Engineering and Operations from October 1999 to October 2000. From September 1997 to October 1999, Mr. Rasmussen served as Vice President, Engineering and Product Development of The Santa Cruz Operation Inc., a business systems software company. From 1993 to September 1997, Mr. Rasmussen served as Director of Engineering of The Santa Cruz Operation Inc. Prior to that, Mr. Rasmussen served in a variety of senior software engineering positions for Hewlett-Packard. Mr. Rasmussen holds a B.A. in economics and a B.A. in computer science from the University of California, Santa Cruz.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  (a) Market Information

     The following table sets forth the range of high and low sales prices for each period indicated:

                                                              HIGH      LOW
                                                              -----    -----
Fiscal Year 2000:
  Third quarter(from November 23, 1999).....................  65.00    33.00
  Fourth quarter............................................  58.00    27.63

Fiscal Year 2001:
  First quarter(from 4/01/00 - 6/30/00).....................  26.50     8.00
  Second quarter............................................  19.75     6.50
  Third Quarter.............................................   6.81     1.66
  Fourth Quarter............................................   4.75     1.19

     As of June 8, 2001, the approximate number of common stockholders of record was 195.

     Digital Impact has not paid any cash dividends on its capital stock. Digital Impact currently intends to retain its earnings to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Furthermore, our credit agreements place restrictions on our ability to pay dividends.

  (b) Report of Offering Securities and Use of Proceeds Therefrom:

     In November 1999, we completed our initial public offering of 5,175,000 shares of our common stock, which included 675,000 shares in connection with the exercise of the underwriters' overallotment option, at $15 per share. The managing underwriters in the offering were Credit Suisse First Boston; Hambrecht & Quist; Donaldson, Lufkin & Jenrette; and U.S. Bancorp Piper Jaffray. The sale of our shares of common stock in the offering was registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Reg. No. 333-87299) that was declared effective by the Securities and Exchange Commission on November 22, 1999. The aggregate offering amount including the overallotment exercise was approximately $77.6 million. We incurred expenses of approximately $6.8 million, of which approximately $5.4 million represented underwriting discounts and commissions and approximately $1.4 million represented other expenses related to the offering.

     Currently, we have placed the remaining net proceeds (approximately $35 million) from the offering in short-term, interest bearing, investment grade securities. During the fourth quarter, we used approximately $7.3 million of the net proceeds to fund our general operations. We expect to use the remaining offering net proceeds for working capital and general corporate purposes, including continued investment in the development of our current and future online direct marketing services, the expansion of our sales and marketing activities, and investment in our infrastructure. Additionally, we may use a portion of the net proceeds to acquire or invest in complementary products, technologies, or businesses.

  (c) Unregistered Sales of Equity Securities.

     On or about February 20, 2001, pursuant to a Note Conversion Agreement between us and certain holders of notes issued by MineShare, Inc., we converted notes with an aggregate unpaid principal and interest totaling approximately $600,000 into approximately 190,000 shares of our common stock. The transaction was exempt from registration by reason of Section 4(2) of the Securities Act of 1933. The sales were made in private transactions without general solicitation or advertising. Digital Impact believes that each purchaser (i) was an accredited investor with access to all relevant information necessary, (ii) was acquiring Digital Impact common stock solely for its own account and for investment, and (iii) does not intend to offer, sell or dispose of such shares except in compliance with the Securities Act of 1933.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected financial data set forth below has been derived from audited consolidated financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of Digital Impact, Inc., included elsewhere in this annual report.

                          STATEMENT OF OPERATIONS DATA

                                                   FISCAL YEAR ENDED MARCH 31,
                                       ---------------------------------------------------
                                                                          OCTOBER 16, 1997
                                                                              (DATE OF
                                                                           INCEPTION) TO
                                         2001        2000       1999       MARCH 31, 1998
                                       --------    --------    -------    ----------------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
For the Fiscal Year:
Revenues.............................  $ 40,153    $ 12,991    $ 1,307         $    4
Gross margin.........................    22,317       6,813        633             --
Loss from operations.................   (59,763)    (23,130)    (3,311)          (104)
Net loss per common share -- basic
  and diluted*.......................  $  (2.33)   $  (2.28)   $ (2.86)        $(0.45)

                                                              MARCH 31,
                                                --------------------------------------
                                                 2001       2000       1999      1998
                                                -------    -------    ------    ------
BALANCE SHEET DATA
At Year End:
Cash and cash equivalents.....................  $35,038    $68,073    $2,864    $1,032
Total assets..................................   69,019     81,102     6,314     1,078
Long-term debt................................    2,653        726       691        --
Stockholders' equity..........................   55,555     73,530     4,370     1,056

---------------
* For the number of shares used in this calculation, see Note 2 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of factors including those discussed in "Certain Factors Which May Impact Future Operating Results," starting on page 15. Any forward-looking statements speak only as of the date such statements are made.

OVERVIEW

     Digital Impact is one of the premier providers of online direct marketing solutions to enterprises. We were incorporated in California in October 1997 and reincorporated in Delaware in October 1999. Digital Impact's solutions -- Strategy, Customer Acquisition and Customer Marketing -- enable corporations to create and deliver marketing programs that drive revenue, influence behavior and deepen customer relationships. Digital Impact solutions provide deeper customer insight and powerful program execution through a combination of hosted web applications, messaging technology infrastructure and professional services.

     On July 31, 2000 we acquired MineShare, Inc. ("MineShare"), a customer intelligence and analysis company based in Santa Monica, California, in exchange for approximately 1,855,700 shares of our common stock. Additionally, we assumed MineShare's outstanding stock options and warrants and reserved approximately 132,700 shares of our common stock for issuance upon exercise of these options and warrants. The acquisition was effected by means of a merger pursuant to which a wholly owned subsidiary of Digital Impact was merged with and into MineShare, with MineShare as the surviving corporation. The acquisition has been accounted for as a purchase.

     Of the $31.9 million purchase price, $4.4 million represented the value of in-process research and development that had not yet reached technological feasibility and had no alternative future use, and as such, was expensed during the quarter ended September 30, 2000. MineShare had net liabilities at date of purchase of $3.4 million. Of the remaining purchase price, $26.3 million, $1.9 million, and $2.7 million were allocated to goodwill, developed technology, and other intangible assets, respectively. During the quarter ended March 31, 2001, we performed an impairment assessment of the identified intangibles and goodwill recorded in connection with the acquisition of MineShare. As a result of our review, we recorded a $19.0 million impairment charge to reduce our goodwill. The remaining goodwill and identified intangibles balance of approximately $5.0 million will be amortized over the remaining useful life of 28 months.

     Digital Impact generates revenues from the sale of solutions to businesses that enable them to proactively communicate with their customers online. Historically, these solutions have primarily consisted of the design and execution of online direct marketing campaigns, the development and execution of customer acquisition programs, and additional services delivered by our professional services organization. In accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," revenue is recognized when online direct marketing campaigns are delivered, provided that there are no remaining significant obligations and collection of the resulting receivable is reasonably assured. Revenue generated from our acquisition services group, which assists clients in growing their email lists through the use of third party list rentals, is recognized when the campaigns are delivered, provided there are no significant remaining obligations and the collection of receivables is reasonably assured. The cost of renting the list is passed through to our clients and hence is offset against the corresponding revenue. Revenue generated from our professional services is recognized as the services are provided.

     Cost of revenues consists primarily of expenses relating to the delivery of online direct marketing services, including personnel costs, primarily consisting of our production services and customer service staff, the amortization of equipment, purchased and licensed technology, and data center expenses.

     Our operating expenses are classified into three general categories: research and development, sales and marketing, and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures. Although each category includes expenses that are unique to the category, some expenditures, such as compensation, employee benefits, recruiting costs, equipment costs, travel and entertainment costs, facilities costs and third-party professional service fees, occur in each of these categories.

     We allocate the total cost for information services and facilities to each functional area that uses the information services and facilities based on its relative headcount. These allocated charges include rent and other facility-related costs, communication charges and depreciation expense for furniture and equipment.

     Total operating expenses also include non-cash expenses related to stock-based compensation, amortization of goodwill and purchased intangibles, and goodwill impairment charges.

     As of March 31, 2001 we had 389 full-time employees. We recently realigned our organization in the first quarter of our fiscal year 2002 with workforce reductions of approximately 60 employees, in order to streamline operations, reduce costs and bring our staffing structure in line with current economic conditions. The Company decided to initiate its realignment plans in March 2001. As a result, cost associated with the work force reduction, including severance and other employee-related costs, have been accrued in the balance sheet for the fiscal year ended March 31, 2001.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of revenues, statement of operations data for the periods indicated. These operating results are not necessarily indicative of results for any future periods.

                                                            FISCAL YEAR ENDED MARCH 31,
                                                            ---------------------------
                                                            2001       2000       1999
                                                            -----      -----      -----
Net revenues..............................................   100%       100%       100%
Cost of revenues..........................................    44         48         52
Gross margin..............................................    56         52         48
Operating expenses:
  Research and development................................    44         57         74
  Sales and marketing.....................................    45         59         51
  General and administrative..............................    28         43         88
  Stock-based compensation................................    13         71         88
  Amortization of goodwill and purchased intangibles......    16
  Goodwill impairment charge..............................    47
  In process research and development.....................    11
                                                            ----       ----       ----
          Total operating expenses........................   204        230        301
                                                            ====       ====       ====
Loss from operations......................................  (149)      (178)      (253)
Interest income, net......................................     8         11          5
                                                            ----       ----       ----
          Net loss........................................  (141)%     (167)%     (248)%
                                                            ====       ====       ====

          COMPARISON OF THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999

     Revenues. Total revenues increased 209% from $13.0 million for the fiscal year ended March 31, 2000 to $40.2 million for the fiscal year ended March 31, 2001. The increase was primarily due to an increase in the number of clients to which we provide service, increased volume of emails delivered from continuing clients, and expansion of our core service offerings. Revenues increased to $13.0 million for the fiscal year ended March 31, 2000 from $1.3 million for the year ended March 31, 1999, an increase of $11.7 million or 894%. The increase was primarily due to an increase in clients and growth in the volume of email delivered.

     Cost of revenues. Total cost of revenues increased from $6.2 million for the fiscal year ended March 31, 2000 to $17.8 million for the fiscal year ended March 31, 2001. The increase was primarily due to higher costs of campaign creation and delivery associated with supporting our growing client base, a higher volume of campaigns, and the expansion of our data center infrastructure. Gross margin improved from 52% for the year ended March 31, 2000 to 56% for the subsequent fiscal year, largely due to increased productivity, the continued scaling of our operations as volumes increase, and an increase in the number of clients using our professional services. Cost of revenues increased from $674,000 for the fiscal year ended March 31, 1999 to $6.2 million for the fiscal year ended March 31, 2000. Gross margins improved from 48% during the fiscal year ended March 31, 1999 to 52% for the fiscal year ended March 31, 2000. The improvement in gross margins was largely a result of scaling our operations as our revenues increased.

     Research and development. Research and development expenses consist primarily of personnel and related costs, consultants and outside contractor costs, and software and hardware maintenance costs for our development efforts. To date, all research and development costs have been expensed as incurred. Research and development expense increased by 135% to $17.6 million for the year ended March 31, 2001 from $7.5 million for year ended March 31, 2000. The increase was attributable primarily to increased personnel costs of $4.9 million, due to internal growth and an increase in engineering staff associated with our MineShare acquisition, and an increase in professional fees of $1.2 million as we continue to invest in our technology capabilities. Research and development increased from $1.0 million for the fiscal year ended March 31, 1999 to $7.5 million for the fiscal year ended March 31, 2000. The increase was largely due to an increase in personnel costs of $4.3 million and an increase in consultancy fees of $1.6 million to further develop and enhance our email service offerings and internal capabilities. We expect to continue to make substantial investments in research and development.

     Sales and marketing. Sales and marketing expenses consist of personnel and related costs primarily for our direct sales force and marketing staff, in addition to marketing programs, which include trade shows, advertisements, promotional activities and media events. Sales and marketing expense increased 138% to $18.1 million for the fiscal year ended March 31, 2001 from $7.6 million for the year ended March 31, 2000. The increase was mainly attributable to a $4.7 million increase in personnel costs associated with growth of our sales force and marketing staff including the additions of regional sales offices in Chicago and Dallas and the addition of an international subsidiary in London, England, a $1.0 million increase related to expanded advertising and promotional activities, a $1.0 million increase in travel and entertainment expense, and a $766,000 increase in professional fees. Sales and marketing increased from $670,000 for the fiscal year ended March 31, 1999 to $7.6 million for the fiscal year ended March 31, 2000. The increase was primarily due to increased personnel costs of $4.2 million associated with the growth of our sales force and marketing staff including the addition of a sales office in New York and an increase in advertising and promotional spending of $2.0 million associated with building our brand recognition.

     General and administrative. General and administrative expenses consist primarily of personnel and related costs for general corporate purposes, including information services, finance, accounting, human resources, facilities and legal. General and administrative expenses increased by 102% to $11.3 million for the year ended March 31, 2001 from $5.6 million for the year ended March 31, 2000. The increase was primarily due to increased personnel costs of $2.0 million related to internal growth and the acquisition of MineShare, an increase in bad debt expense, and a $500,000 increase in insurance costs related to an increase in liability insurance during the last fiscal year. General and administrative expenses increased from $1.2 million for the twelve months ended March 31, 1999 to $5.6 million for the corresponding period ended March 31, 2000. The increase was due primarily to an increase in personnel related costs of $2.5 million, an increase in insurance expenses of $602,000 associated with the addition of directors and officers' insurance and additional liability insurance, an increase in legal and accounting fees of $456,000, and an increase in professional fees of $363,000 primarily related to our information technology infrastructure.

     Stock-based compensation. In connection with the granting of stock options to our employees and the acquisition of MineShare, we recorded unearned stock based compensation totaling approximately $18.6 million, net of cancellations, through March 31, 2001. This amount represents the total difference between the exercise prices of the stock options and the deemed fair market value of the underlying common stock for accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the methods described in FASB Interpretation No. 28.

     Stock-based compensation, a noncash expense, decreased 46% to $5.0 million for the year ended March 31, 2001 from $9.2 million for the year ended March 31, 2000. Stock based compensation increased from $1.2 million for the year ended March 31, 1999 to $9.2 million for the year ended March 31, 2000. These amounts are recognized over the vesting periods of the related options, generally four years.

     Amortization of goodwill and purchased intangibles. On July 31, 2000 we completed the acquisition of MineShare. As a result of the merger, we recorded $30.9 million of goodwill and purchased intangibles. The amount is being amortized on a straight-line basis over a period of three years from the date of the acquisition. During the year ended March 31, 2001, we recorded amortization of goodwill and intangibles of $6.4 million.

     Goodwill impairment. We performed an impairment assessment of the identified intangibles and goodwill recorded in connection with the acquisition of MineShare. The assessment was performed primarily as a result of the significant sustained decline in our stock price since the valuation date of the shares issued in the MineShare acquisition, the overall decline in industry growth rates, and a 17% decline in fourth quarter of fiscal year 2001 operating results, the result of our first fall in revenues since inception. As a result of our review, we recorded a $19.0 million impairment charge to reduce goodwill. The charge was determined based upon our estimated discounted cash flow over the remaining useful life of the goodwill using a discount rate of 25%. The assumptions supporting the cash flows including the discount rate were determined using our best estimates as of such date. The remaining goodwill balance of approximately $5.0 million will be amortized over the remaining useful life of 28 months. We will continue to assess the recoverability of the remaining goodwill and intangibles periodically in accordance with our policy.

     In process research and development. During the year ended March 31, 2001 we incurred $4.6 million of in process research and development expense. We wrote-off of purchased in-process research and development associated with the acquisition of MineShare. The fair value allocated to in-process research and development was determined by identifying the research projects for which technological feasibility has not been achieved and which had no alternative further use at the merger date.

     Interest income, net. Interest income increased from $1.5 million for the fiscal year ended March 31, 2000 to $3.0 million for the fiscal year ended March 31, 2001. The increase is largely due to higher average cash and cash equivalents balances resulting from the $70.8 million in net proceeds received during our initial public offering completed in November 1999.

     Income taxes. No provision for federal and state income taxes was recorded as we incurred net operating losses from inception through March 31, 2001. Due to the uncertainty regarding the ultimate utilization of the net operating loss carryforwards, we have not recorded any benefit for losses and a valuation allowance has been recorded for the entire amount of the net deferred tax asset. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforward in certain situations where changes occur in the stock ownership of a company. If we should have an ownership change, as defined for tax purposes, utilization of the carryforwards could be restricted. In addition, sales of our stock, including shares sold in the initial public offering, may further restrict our ability to utilize our net operating loss carryforwards.

QUARTERLY OPERATING RESULTS

     The following table presents our historical unaudited quarterly results of operations for each of the eight quarters in the period ended March 31, 2001. In the opinion of management, these quarterly financial statements have been prepared on the same basis as our annual financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial results included in the table below. This statement of operations data should be read in conjunction with the financial statements and related notes included in this annual report. Our results of operations have fluctuated and are likely to continue to fluctuate in the future. Results of operations for any previous periods are not necessarily comparable to future periods.

                                     1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER    FISCAL YEAR
                                     -----------    -----------    -----------    -----------    -----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Fiscal year ended March 31, 2001
  Revenues.........................    $ 8,474       $  9,371        $12,156       $ 10,152       $ 40,153
  Gross margin.....................      4,761          5,217          6,830          5,509         22,317
  Loss from operations.............     (7,024)       (14,009)        (9,156)       (29,574)       (59,763)
  Net loss.........................     (6,056)       (13,141)        (8,492)       (29,042)       (56,731)
                                       -------       --------        -------       --------       --------
  Net loss per common
     share -- basic and diluted....      (0.27)         (0.55)         (0.34)         (1.11)         (2.33)
                                       =======       ========        =======       ========       ========

Fiscal year ended March 31, 2000
  Revenues.........................    $ 1,385       $  1,872        $ 4,011       $  5,723       $ 12,991
  Gross margin.....................        713            927          2,067          3,106          6,813
  Loss from operations.............     (3,164)        (5,717)        (6,838)        (7,411)       (23,130)
  Net loss.........................     (3,160)        (5,639)        (6,426)        (6,428)       (21,653)
                                       -------       --------        -------       --------       --------
  Net loss per common
     share -- basic and diluted....      (1.24)         (1.76)         (0.60)         (0.30)         (2.28)
                                       =======       ========        =======       ========       ========

LIQUIDITY AND CAPITAL RESOURCES

     On November 23, 1999, we completed our initial public offering of 5,175,000 shares of our common stock at $15 per share. We received net proceeds of approximately $70.8 million in cash. Prior to the offering, we had financed our operations primarily through the issuance of convertible preferred stock, and to a lesser extent, from bank borrowings and lease financings.

     Net cash used in operating activities was $26.0 million for the fiscal year ended March 31, 2001 which was due primarily to a net loss of $56.7 million, which includes the amortization of stock-based compensation of $5.0 million, the amortization of goodwill and purchased intangibles of $6.4 million, a goodwill impairment charge of $19.0 million, the write-off of purchased in-process research and development of $4.4 million, and an increase in accounts receivable of $9.4 million related to higher sales during the period. This was partially offset by depreciation and amortization expense of $11.3 million. Net cash used in operating activities for the fiscal years ended March 31, 2000 and 1999 was $10.0 million and $2.0 million respectively, which were primarily attributable to net losses experienced during these periods, partially offset by the amortization of stock-based compensation and increases in accounts receivable, accounts payable and accrued liabilities.

     Our investing activities used $9.5 million during fiscal year 2001 related to the acquisition of property and equipment as we expanded our data center capacity and purchased new office furniture and equipment for our increased staff. During fiscal years 2000 and 1999, net cash used in investing activities was $5.5 million and $2.4 million respectively, primarily related to the purchase of property and equipment.

     Financing activities generated $2.5 million during the fiscal year ended March 31, 2001, attributable primarily to the proceeds from long term debt, offset by principal payments on long term debt, including the repayment of a bridge loan related to our MineShare subsidiary, and proceeds from the issuance of common stock related to the exercise of stock options and purchases made under the Company's employee stock purchase plan. Net cash provided by financing activities during the fiscal year ended March 31, 2000 was $80.8 million, consisting primarily of the net proceeds of $70.8 million related to our initial public offering and $10.6 million related to the July 1999 issuance of 2.2 million shares of Series C preferred stock. Net cash provided by financing activities during the fiscal year ended March 31, 1999 was $6.2 million, primarily from proceeds of the sale of our preferred stock and the sale and lease back of assets.

     At March 31, 2001, we had $35.0 million in cash and cash equivalents and availability of $160,000 under a leasing line of credit. Amounts borrowed under this leasing line of credit totaled approximately $911,000 at March 31, 2001 and bear interest at rates of between 6.2% and 10.1%. We also had $3.0 million outstanding under a term loan. The loan bears interest at the three-year Treasury rate plus 950 basis points (13.91% as of March 31, 2001) and is secured by the leased assets. Our MineShare subsidiary had approximately $42,000 outstanding under a $50,000 revolving line of credit that bears interest at prime plus 3%(11% as of March 31, 2001). We have an equipment loan facility with a maximum borrowing limit of $800,000, which is collaterized by the equipment of our MineShare subsidiary and bears interest at 10%. As of March 31, 2001, approximately $370,000 was outstanding under this facility. We have a second equipment loan facility with a borrowing limit of $1,000,000, which is collaterized by the equipment of our MineShare subsidiary, and bears interest at 10%. As of March 31, 2001, approximately $143,000 was outstanding under this facility.

     Our other principal commitments at March 31, 2001 consist of obligations under operating leases for facilities and our pledge of $1.8 million of cash as collateral for an outstanding letter of credit. For additional information, see the financial statements. We believe that our existing cash and cash equivalents will be sufficient to satisfy our currently anticipated cash requirements for the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133, as amended will be effective for fiscal years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities and hence SFAS 133 did not have a material impact upon the financial statements of the Company.

CERTAIN FACTORS WHICH MAY IMPACT FUTURE OPERATING RESULTS

BECAUSE OF OUR LIMITED OPERATING HISTORY AND THE EMERGING NATURE OF THE ONLINE DIRECT MARKETING INDUSTRY, ANY PREDICTIONS ABOUT OUR FUTURE REVENUES AND EXPENSES MAY NOT BE AS ACCURATE AS THEY WOULD BE IF WE HAD A LONGER BUSINESS HISTORY, AND WE CANNOT DETERMINE TRENDS THAT MAY AFFECT OUR BUSINESS.

     We were incorporated in October 1997 in California and reincorporated in Delaware in October 1999. Our limited operating history makes financial forecasting and evaluation of our business difficult. Since we have limited financial data, any predictions about our future revenues and expenses may not be as accurate as they would be if we had a longer business history. Because of the emerging nature of the online direct marketing industry, we cannot determine trends that may emerge in our market or affect our business. The revenue and income potential of the online direct marketing industry, and our business, are unproven.

OUR OPERATING RESULTS HAVE VARIED SIGNIFICANTLY IN THE PAST AND ARE LIKELY TO VARY SIGNIFICANTLY FROM PERIOD TO PERIOD, AND OUR STOCK PRICE MAY DECLINE IF WE FAIL TO MEET THE EXPECTATIONS OF ANALYSTS AND INVESTORS.

     Our operating results have varied significantly in the past and are likely to vary significantly from period to period. As a result, our operating results are difficult to predict and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would likely be affected.

SEASONAL TRENDS MAY CAUSE OUR QUARTERLY OPERATING RESULTS TO FLUCTUATE, WHICH MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

     The traditional direct marketing industry has typically generated lower revenues during the summer months and higher revenues during the calendar year-end months. We believe our business may be affected by similar revenue fluctuations, but our limited operating history is insufficient to predict the existence or magnitude of these effects. Because we do experience these effects, analysts and investors may not be able to predict our quarterly or annual operating results. If we fail to meet expectations of analysts and investors, our stock price could decline.

IF BUSINESSES AND CONSUMERS FAIL TO ACCEPT ONLINE DIRECT MARKETING AS A MEANS TO ATTRACT NEW CUSTOMERS, DEMAND FOR OUR SERVICES MAY NOT DEVELOP AND THE PRICE OF OUR COMMON STOCK COULD DECLINE.

     The market for online direct marketing services is relatively new and rapidly evolving, and our business may be harmed if sufficient demand for our services does not develop. Our current and planned services are very different from the traditional methods that many of our clients have historically used to attract new customers and maintain customer relationships.

THE LOSS OF A MAJOR CLIENT COULD RESULT IN LOWER THAN EXPECTED REVENUES.

     The loss of a major client could harm our business. While no single client accounted for more than 10% of our revenues for the fiscal year ended March 31, 2001, the loss of a major client could have a material adverse effect on our business and results of operations. Additionally, some internet-based businesses have recently been experiencing financial problems. While the majority of our clients are not internet-based businesses, the loss of a number of these clients could have a material adverse effect on our business and our results of operation.

THE ONLINE DIRECT MARKETING INDUSTRY IS HIGHLY COMPETITIVE, AND IF WE ARE UNABLE TO COMPETE EFFECTIVELY, THE DEMAND FOR, OR THE PRICES OF, OUR SERVICES MAY DECLINE.

     The market for online direct marketing is highly competitive, rapidly evolving and experiencing rapid technological change. Intense competition may result in price reductions, reduced sales, gross margins and operating margins, and loss of market share. Our principal competitors include providers of online direct marketing solutions such as Exactis.com (recently acquired by Experian), Kana Communications, Inc.'s Kana Connect product, DoubleClick (through its acquisition of FloNetwork and its proposed acquisition of MessageMedia), Responsys.com, Netcentives Inc. (through its subsidiary Post Communications), and Annuncio Software, Inc., as well as the in-house information technology departments of our existing and prospective clients.

     In addition, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our prices. In the future, we may experience competition from Internet service providers, advertising and direct marketing agencies and other large established businesses such as America Online, Microsoft, IBM, AT&T, Yahoo!, ADVO, CMGI, Inc., and the Interpublic Group of Companies. Each of these companies possesses large, existing customer bases, substantial financial resources and established distribution channels and could develop, market or resell a number of online direct marketing solutions. These potential competitors may also choose to enter, or have already entered, the market for online direct marketing by acquiring one of our existing competitors or by forming strategic alliances with a competitor. Many of these potential competitors have broad distribution channels and they may bundle competing products or services, as a result the demand for our services could substantially decline. Any of these occurrences could harm our ability to compete effectively.

IF WE DO NOT ATTRACT AND RETAIN ADDITIONAL HIGHLY-SKILLED PERSONNEL, WE MAY BE UNABLE TO EXECUTE OUR BUSINESS STRATEGY.

     Our business depends on the continued technological innovation of our core services and our ability to provide comprehensive online direct marketing expertise. Our main offices are located in the San Francisco Bay Area, where competition for personnel with internet-related technology and marketing skills is intense. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to successfully introduce new services or otherwise implement our business strategy. As a public company we face greater difficulty attracting and retaining personnel than we did as a private company.

WE RELY ON THE SERVICES OF OUR FOUNDERS AND OTHER KEY PERSONNEL, WHOSE KNOWLEDGE OF OUR BUSINESS AND TECHNICAL EXPERTISE WOULD BE EXTREMELY DIFFICULT TO REPLACE.

     Our future success depends to a significant degree on the skills, experience and efforts of our senior management. In particular, we depend upon the continued services of our co-founders William Park, our

Chief Executive Officer and Gerardo Capiel, our Chief Technology Officer, whose vision for our company, knowledge of our business and technical expertise would be extremely difficult to replace. In addition, we have not obtained life insurance benefiting Digital Impact covering any of our key employees. If any of our key employees left or was seriously injured and unable to work and we were unable to find a qualified replacement, the level of services we are able to provide could decline or we may be otherwise unable to execute our business strategy.

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

OUR FACILITIES AND SYSTEMS ARE VULNERABLE TO NATURAL DISASTERS AND OTHER UNEXPECTED EVENTS, AND ANY OF THESE EVENTS COULD RESULT IN AN INTERRUPTION OF OUR ABILITY TO EXECUTE OUR CLIENTS' ONLINE DIRECT MARKETING CAMPAIGNS.

     We depend on the efficient and uninterrupted operations of our data center and hardware systems. Our data center and hardware systems are located in Northern California, an area susceptible to earthquakes. Our data center and hardware systems are also vulnerable to damage from fire, floods, power loss, telecommunications failures, and similar events. If any of these events results in damage to our data center or systems, we may be unable to execute our clients' online direct marketing campaigns until the damage is repaired, and may accordingly lose clients and revenues. In addition, we may incur substantial costs in repairing any damage.

CURRENT ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the state of California fall below certain critical levels, California has on some occasions implemented, and has announced its intention in the future to continue to implement, rolling blackouts throughout California. We currently do not have backup generators and possess limited alternate sources of power in the event of a blackout. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our California facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

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

IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, THIRD PARTIES COULD USE OUR INTELLECTUAL PROPERTY WITHOUT OUR CONSENT.

     Our ability to successfully compete is substantially dependent upon our internally developed technology and intellectual property, which we protect through a combination of copyright, trade secret and trademark law, and contractual obligations. We have no issued patents and have two U.S. patent applications pending. We have nine registered U.S. trademarks and have three trademark applications pending in the U.S. and Europe. We may not be able to adequately protect our proprietary rights. Unauthorized parties may attempt to obtain and use our proprietary information. Policing unauthorized use of our proprietary information is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

IF WE ARE UNABLE TO SAFEGUARD THE CONFIDENTIAL INFORMATION IN OUR DATA WAREHOUSE, OUR REPUTATION MAY BE HARMED AND WE MAY BE EXPOSED TO LIABILITY.

     We currently store confidential customer information in a secure data warehouse. We cannot assure you, however, that we will be able to prevent unauthorized individuals from gaining access to this data warehouse. If any compromise or breach of security were to occur, it could harm our reputation and expose us to possible liability. Any unauthorized access to our servers could result in the misappropriation of confidential customer information or cause interruptions in our services. It is also possible that one of our employees could attempt to misuse confidential customer information, exposing us to liability. In addition, our reputation may be harmed if we lose customer information maintained in our data warehouse due to systems interruptions or other reasons.

ACTIVITIES OF OUR CLIENTS COULD DAMAGE OUR REPUTATION OR GIVE RISE TO LEGAL CLAIMS AGAINST US.

     Our clients' promotion of their products and services may not comply with federal, state and local laws, including but not limited to laws and regulations surrounding the internet. We cannot predict whether our role in facilitating these marketing activities would expose us to liability under these laws. Any claims made against us could be costly and time-consuming to defend. If we are exposed to this kind of liability, we could be required to pay substantial fines or penalties, redesign our business methods, discontinue some of our services or otherwise expend resources to avoid liability.

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

NEW REGULATION OF, AND UNCERTAINTIES REGARDING THE APPLICATION OF EXISTING LAWS AND REGULATIONS TO, ONLINE DIRECT MARKETING AND THE INTERNET COULD PROHIBIT, LIMIT OR INCREASE THE COST OF OUR BUSINESS.

     Legislation has been enacted in several states restricting the sending of unsolicited commercial email. We cannot assure you that existing or future legislation regarding commercial email will not harm our business. The federal government, foreign governments and several other states are considering, or have considered, similar legislation. These provisions generally limit or prohibit both the transmission of unsolicited commercial emails and the use of forged or fraudulent routing and header information. Some states, including California, require that unsolicited emails include opt-out instructions and that senders of these emails honor any opt-out requests.

     Our business could be negatively impacted by new laws or regulations applicable to online direct marketing or the internet, the application of existing laws and regulations to online direct marketing or the internet or the application of new laws and regulations to our business as we expand into new jurisdictions. There is a growing body of laws and regulations applicable to access to or commerce on the internet. Moreover, the applicability to the internet of existing laws is uncertain and may take years to resolve. Due to the increasing popularity and use of the internet, it is likely that additional laws and regulations will be adopted covering issues such as privacy, pricing, content, copyrights, distribution, taxation, antitrust, characteristics and quality of services and consumer protection. The adoption of any additional laws or regulations may impair the growth of the internet or online direct marketing, which could, in turn, decrease the demand for our services and prohibit, limit or increase the cost of our doing business.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For the period from our inception through March 31, 2001, we provided our services to clients primarily in the United States. As a result, our financial results have not been materially affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The majority of our sales are currently denominated in U.S. dollars. During the fiscal year ending March 31, 2001, we have established a subsidiary in the United Kingdom. As a result, our future operating results could be directly impacted by changes in foreign currency exchange rates or economic conditions in this region.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements, together with related notes and the report of PricewaterhouseCoopers LLP, independent accountants, are set forth on the pages indicated in Item 14, and incorporated herein by this reference.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

     Certain information required by Part III is omitted from this Report because the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors required by this Item is incorporated by reference to Item 1, "Executive Officers of the Registrant," and to the Company's Proxy Statement, "Proposal One -- Election of Director."

     There is no family relationship among any of the directors or executive officers of Digital Impact.

     The information regarding compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated by reference to the Company's Proxy Statement, "Beneficial Ownership of Shares -- Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to our Proxy Statement, "Executive Compensation" (except for the subsection entitled "Report of the Compensation Committee on Executive Compensation," which is not incorporated herein by reference).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to our Proxy Statement, "Beneficial Ownership of Shares."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Report:

     1. Financial Statements:

                                                              PAGE
                                                              ----
Consolidated Balance Sheets as of March 31, 2001 and 2000...   23
Consolidated Statements of Operations for the Years ended      24
  March 31, 2001, 2000 and 1999.............................
Consolidated Statements of Stockholders' Equity for the        25
  Years ended March 31, 2001, 2000 and 1999.................
Consolidated Statements of Cash Flows for the Years ended      26
  March 31, 2001, 2000 and 1999.............................
Notes to Consolidated Financial Statements..................   27
Report of Independent Accountants...........................   41

     2. Financial Statement Schedule: The following financial statement schedule of Digital Impact, Inc., for the fiscal years ended March 31, 2001, 2000 and 1999, is filed as a part of this Report and should be read in conjunction with the Financial statements of Digital Impact, Inc.

                                                              PAGE
                                                              ----
Report of Independent Accountants on Financial Statement       42
  Schedule..................................................
Schedule II Valuation and Qualifying Accounts...............   43
Consent of Independent Accountants..........................   44

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

    EXHIBIT
     NUMBER                             DESCRIPTION
    --------                            -----------

     2.1(2)     Agreement and Plan of Reorganization dated as of July 19,
                2000, by and among the Registrant, Candlestick Acquisition
                Corp., MineShare, Inc., David Mariani, as the Founding
                Shareholder, David Mariani, as Shareholder Representative, and Computershare Investor Services, as Exchange Agent.

     2.2(2)     Agreement and Plan of Merger among MineShare, Inc. and
                Candlestick Acquisition Corp. dated as of July 31, 2000.

     3.1(1) Form of Amended and Restated Certificate of Incorporation of the Registrant

     3.2(1)     Bylaws of the Registrant

     4.1(1)     Amended and Restated Investor Rights Agreement

     4.2 Registration Rights Agreement, dated July 31, 2000, by and among the Registrant and each of the Stockholders listed on Exhibit A thereto.

    10.1(5)     Registrant's 1998 Stock Plan, as Amended and Restated*

    10.2(1)     Registrant's 1999 Employee Stock Purchase Plan*

    10.3(1)     Registrant's 1999 Director Option Plan*

    10.4(1)     Employment Agreement by and between Registrant and David
                Oppenheimer*

    10.6(2)     Employment Agreement by and between Registrant and James
                Wahlstrom*

    10.7(1)     Master Lease Agreement by and between Registrant and
                Comdisco, Inc.

    10.8(1)     Standard Form Lease by and between Registrant and Casiopea
                Venture Corporation

    EXHIBIT
     NUMBER                             DESCRIPTION
    --------                            -----------

    10.9(1)     Sublease Agreement by and between Registrant and Legato
                Systems, Inc.

    10.10(1) Form of Indemnification Agreement by and between Registrant and each of its directors and executive officers*

    10.11       Sublease Agreement by and between Registrant and BEA
                Systems, Inc.

    10.12 Master Loan and Security Agreement by and between the Registrant and Wells Fargo Equipment Finance, Inc.

    10.13       Form of Retention Agreement with Key Employees

    10.14       Severance Agreement by and between the Registrant and James
                Wahlstrom

    21.1        Subsidiaries of the Registrant

    23.1 Consent of PricewaterhouseCoopers LLP (included on page 44 of this Report)

    24.1        Power of Attorney (included on page 45 of this Report)

    99.1(4)     Note Conversion Agreement between Registrant and Enterprise
                Partners III, Associates, LLP and Enterprise Partners III,
                LLP, dated as of February 16, 2001

---------------
 * Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report on Form 10-K.

(1) Incorporated by reference to Digital Impact's registration statement on Form S-1, File No. 333-87299, originally filed with the Commission on September 17, 1999, as subsequently amended.

(2) Incorporated by reference to Digital Impact's Report on Form 8-K, filed with the Commission on August 14, 2000.

(3) Incorporated by reference to Digital Impact's Report on Form 8-K, filed with the Commission on February 16, 2001

(4) Incorporated by reference to Exhibit 99.1 of Digital Impact's Report on Form 8-K filed with the Commission on February 16, 2001.

(5) Incorporated by reference to Digital Impact's definitive proxy statement filed with the Commission on June 22, 2000.

     (b) Reports on Form 8-K

     On February 16, 2001, Digital Impact filed a report on Form 8-K relating to the execution of a Note Conversion Agreement, whereby certain noteholders of Digital Impact's subsidiary, MineShare, Inc., converted all outstanding principal and interest into shares of Digital Impact common stock.

                              DIGITAL IMPACT, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------    -------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 35,038    $68,073
  Accounts receivable, net of allowance for doubtful
     accounts of $883 ($170 in 1999)........................    12,899      4,809
  Prepaid expenses and other current assets.................       551        626
                                                              --------    -------
          Total current assets..............................    48,488     73,508
                                                              --------    -------
Property and equipment, net.................................    13,100      7,309
Restricted cash.............................................     1,847        108
Intangible assets...........................................     5,005         --
Other assets................................................       579        177
                                                              --------    -------
          Total assets......................................  $ 69,019    $81,102
                                                              ========    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  4,557    $ 3,066
  Deferred revenue..........................................     1,050        256
  Accrued payroll...........................................     2,342      2,852
  Accrued liabilities.......................................     1,087        142
  Current portion of capital lease obligations..............       862        454
  Current portion of long term debt.........................       913         76
                                                              --------    -------
          Total current liabilities.........................    10,811      6,846
                                                              --------    -------
Capital lease obligations, less current portion.............       524        726
Long term debt, less current portion........................     2,129         --
                                                              --------    -------
          Total liabilities.................................    13,464      7,572
                                                              --------    -------
Commitments (See Note 6)
Stockholders' equity:
Convertible preferred stock, $0.001 par value; 5,000 shares
  authorized; no shares issued and outstanding (0 in
  2000).....................................................        --         --
  Common stock, $0.001 par value; 100,000 shares authorized;
     27,866 issued and outstanding (24,494 in 2000).........        27         24
  Additional paid-in capital................................   141,823    109,866
  Accumulated other comprehensive (loss)....................       (34)       (15)
  Unearned stock-based compensation.........................    (4,387)   (11,349)
  Accumulated deficit.......................................   (81,727)   (24,996)
  Less treasury stock, at cost, (110) shares................      (147)        --
                                                              --------    -------
  Total stockholders' equity................................    55,555     73,530
                                                              --------    -------
          Total liabilities and stockholders' equity........  $ 69,019    $81,102
                                                              ========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                              DIGITAL IMPACT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                FISCAL YEAR ENDED MARCH 31,
                                                              -------------------------------
                                                                2001        2000       1999
                                                              --------    --------    -------
Revenues....................................................  $ 40,153    $ 12,991    $ 1,307
Cost of revenues............................................    17,836       6,178        674
                                                              --------    --------    -------
Gross margin................................................    22,317       6,813        633
                                                              --------    --------    -------
Operating expenses:
  Research and development..................................    17,592       7,452        966
  Sales and marketing.......................................    18,146       7,630        670
  General and administrative................................    11,301       5,633      1,151
  Stock based-compensation..................................     5,049       9,228      1,157
  Amortization of goodwill & purchased intangibles..........     6,429          --         --
  Goodwill impairment charge................................    19,000          --         --
  In process research and development.......................     4,563          --         --
                                                              --------    --------    -------
          Total operating expenses..........................    82,080      29,943      3,944
                                                              --------    --------    -------
Loss from operations........................................   (59,763)    (23,130)    (3,311)
Interest income, net........................................     3,032       1,477         71
                                                              --------    --------    -------
Net loss....................................................  $(56,731)   $(21,653)   $(3,240)
                                                              ========    ========    =======
Net loss per common share -- basic and diluted..............  $  (2.33)   $  (2.28)   $ (2.86)
                                                              ========    ========    =======
Shares used in net loss per common share
  calculation -- basic and diluted..........................    24,350       9,510      1,133
                                                              ========    ========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                              DIGITAL IMPACT, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                         CONVERTIBLE                                                        ACCUMULATED
                                       PREFERRED STOCK     COMMON STOCK     TREASURY STOCK    ADDITIONAL       OTHER
                                       ----------------   ---------------   ---------------    PAID-IN     COMPREHENSIVE
                                       SHARES    AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL         LOSS
                                       -------   ------   ------   ------   ------   ------   ----------   -------------
Balances, March 31, 1998.............    5,592    $  6     6,000    $ 6        --       --     $  1,147          --
Issuance of Series B convertible
 preferred stock, net of issuance
 costs of $30........................    4,448       4        --      0        --       --        5,341          --
Issuance of Series B convertible
 preferred stock warrant.............       --      --        --     --        --       --           52          --
Exercise of stock options............       --      --        22     --        --       --            1          --
Issuance of common stock options for
 services............................       --      --        --     --        --       --            1          --
Unearned stock-based compensation....       --      --        --     --        --       --        1,769          --
Amortization of unearned stock-based
 compensation........................       --      --        --     --        --       --           --          --
Contribution of shares from a
 founder.............................       --      --      (270)    --        --       --           --          --
Issuance of shares as bonus to a
 founder.............................       --      --       270     --        --       --          614          --
Net loss.............................       --      --        --     --        --       --           --          --
                                       -------    ----    ------    ---      ----     ----     --------         ---
Balances, March 31, 1999.............   10,040      10     6,022      6        --       --        8,925          --
Issuance of Series C convertible
 preferred stock, net of issuance
 costs of $24........................    2,228       2        --     --        --       --       10,636          --
Exercise of convertible preferred
 stock warrants......................       48      --        --     --        --       --           11          --
Issuance of common stock upon
 exercise of stock options and
 warrants, net of repurchases........       --      --       981      1        --       --          127          --
Issuance of common stock options for
 services............................       --      --        --     --        --       --          212          --
Conversion of convertible preferred
 stock to common stock...............  (12,316)    (12)   12,316     12        --       --           --          --
Issuance of common stock in
 conjunction with initial public
 offering, net of issuance costs of
 $6,800..............................       --      --     5,175      5        --       --       70,817          --
Unearned stock-based compensation....       --      --        --     --        --       --       19,138          --
Amortization of unearned stock-based
 compensation........................       --      --        --     --        --       --           --          --
Repayment of Stock Subscription......       --      --        --     --        --       --           --          --
Other comprehensive loss.............       --      --        --     --        --       --           --         (15)
Net loss.............................       --      --        --     --        --       --           --          --
                                       -------    ----    ------    ---      ----     ----     --------         ---
Balances, March 31, 2000.............       --      --    24,494     24        --       --      109,866         (15)
Issuance of common stock upon
 exercise of stock options and
 warrants, net of repurchases........                        492      1        --       --          304
Issuance of common stock -- ESPP.....                        285               --       --        1,376
Issuance of common
 stock -- restricted stock bonus.....                        548             (110)    (147)         883
Issuance of common stock -- MineShare
 promissory notes....................                        191               --       --          598
Issuance of common stock for
 MineShare acquisition...............                      1,856      2        --       --       31,925
Issuance of common stock options for
 services............................                                          --       --
Unearned stock-based compensation....                                          --       --
Amortization of unearned stock-based
 compensation........................                                          --       --
Reduction of unearned stock-based
 compensation for cancellations of
 unvested options....................                                          --       --       (3,129)
Other comprehensive loss.............                                          --       --                      (19)
Net loss.............................                                          --       --
                                       -------    ----    ------    ---      ----     ----     --------         ---
Balances, March 31, 2001.............       --      --    27,866     27      (110)    (147)     141,823         (34)
                                       =======    ====    ======    ===      ====     ====     ========         ===


                                         UNEARNED        STOCK
                                       STOCK-BASED    SUBSCRIPTION   ACCUMULATED
                                       COMPENSATION    RECEIVABLE      DEFICIT      TOTAL
                                       ------------   ------------   -----------   --------
Balances, March 31, 1998.............         --           --         $   (103)    $  1,056
Issuance of Series B convertible
 preferred stock, net of issuance
 costs of $30........................         --           --               --        5,345
Issuance of Series B convertible
 preferred stock warrant.............         --           --               --           52
Exercise of stock options............         --           (1)              --           --
Issuance of common stock options for
 services............................         --           --               --            1
Unearned stock-based compensation....     (1,769)          --               --           --
Amortization of unearned stock-based
 compensation........................        542           --               --          542
Contribution of shares from a
 founder.............................         --           --               --           --
Issuance of shares as bonus to a
 founder.............................         --           --               --          614
Net loss.............................         --           --           (3,240)      (3,240)
                                         -------           --         --------     --------
Balances, March 31, 1999.............     (1,227)          (1)          (3,343)       4,370
Issuance of Series C convertible
 preferred stock, net of issuance
 costs of $24........................         --           --               --       10,638
Exercise of convertible preferred
 stock warrants......................         --           --               --           11
Issuance of common stock upon
 exercise of stock options and
 warrants, net of repurchases........         --           --               --          128
Issuance of common stock options for
 services............................         --           --               --          212
Conversion of convertible preferred
 stock to common stock...............         --           --               --           --
Issuance of common stock in
 conjunction with initial public
 offering, net of issuance costs of
 $6,800..............................         --           --               --       70,822
Unearned stock-based compensation....    (19,138)          --               --           --
Amortization of unearned stock-based
 compensation........................      9,016           --               --        9,016
Repayment of Stock Subscription......         --            1               --            1
Other comprehensive loss.............         --           --               --          (15)
Net loss.............................         --           --          (21,653)     (21,653)
                                         -------           --         --------     --------
Balances, March 31, 2000.............    (11,349)          --          (24,996)      73,530
Issuance of common stock upon
 exercise of stock options and
 warrants, net of repurchases........                                                   305
Issuance of common stock -- ESPP.....                                                 1,376
Issuance of common
 stock -- restricted stock bonus.....       (375)                                       361
Issuance of common stock -- MineShare
 promissory notes....................                                                   598
Issuance of common stock for
 MineShare acquisition...............       (841)                                    31,086
Issuance of common stock options for
 services............................                                                    --
Unearned stock-based compensation....                                                    --
Amortization of unearned stock-based
 compensation........................      5,049                                      5,049
Reduction of unearned stock-based
 compensation for cancellations of
 unvested options....................      3,129                                         --
Other comprehensive loss.............                                                   (19)
Net loss.............................                      --          (56,731)     (56,731)
                                         -------           --         --------     --------
Balances, March 31, 2001.............     (4,387)          --          (81,727)      55,555
                                         =======           ==         ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              DIGITAL IMPACT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                FISCAL YEAR ENDED MARCH 31,
                                                              -------------------------------
                                                                2001        2000       1999
                                                              --------    --------    -------
Cash flows from operations:
Net loss....................................................  $(56,731)   $(21,653)   $(3,240)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Charge for acquired in-process research and development...     4,432          --         --
  Depreciation and amortization.............................    11,654       1,622        250
  Goodwill impairment charge................................    19,000          --         --
  Provision for bad debts...................................       713         160         10
  Stock-based compensation for shares issued to founder.....        --          --        614
  Warrants issued for services..............................        --         212         --
  Amortization of unearned stock-based compensation.........     5,049       9,016        543
  Amortization of restricted stock bonus....................       361          --         --
  Loss on write-off of fixed assets.........................       130          --         --
  Unrealized loss on cash and cash equivalents..............       (19)         15         --
  Change in operating assets and liabilities:
     Accounts receivable....................................    (8,688)     (4,301)      (678)
     Prepaid expenses and other current assets..............       141        (510)      (113)
     Restricted cash........................................    (1,739)         --       (108)
     Other assets...........................................      (356)       (113)       (49)
     Accounts payable and accrued liabilities...............      (103)      5,504        790
                                                              --------    --------    -------
Net cash used in operating activities.......................   (26,156)    (10,048)    (1,981)
                                                              --------    --------    -------
Cash flows from investing activities:
  Acquisition of property and equipment.....................    (9,662)     (5,494)    (2,423)
  Acquisition of MineShare beginning cash...................       264          --         --
                                                              --------    --------    -------
Net cash used in investing activities.......................    (9,398)     (5,494)    (2,423)
                                                              --------    --------    -------
Cash flows from financing activities:
  Proceeds from long-term debt..............................     3,000          --        350
  Principal payments on long-term debt......................    (2,162)       (849)      (173)
  Proceeds from sale of assets, subject to lease-back.......        --          --        714
  Proceeds from initial public offering, net of issuance
     costs..................................................        --      70,822         --
  Proceeds from issuance of common stock....................     1,681         128         --
  Proceeds from issuance of convertible preferred stock,
     net....................................................        --      10,649      5,345
  Repayment of stock subscription...........................        --           1         --
                                                              --------    --------    -------
Net cash provided by financing activities...................     2,519      80,751      6,236
                                                              --------    --------    -------
Net (decrease) increase in cash and cash equivalents........   (33,035)     65,209      1,832
Cash and cash equivalents at beginning of year..............    68,073       2,864      1,032
                                                              --------    --------    -------
Cash and cash equivalents at end of year....................  $ 35,038    $ 68,073    $ 2,864
                                                              ========    ========    =======
Supplemental disclosure of cash flow information:
Cash paid for interest......................................  $    355    $     93    $    18
Supplemental disclosure of noncash financing activities:
Issuance of common stock upon conversion of convertible note
  payable...................................................       598
Acquisition of software license in exchange for note........        --          --        291
Warrant issued for preferred stock..........................        --          --         52
Fair value of net assets acquired (excluding transaction
  costs)....................................................    31,145          --         --
Assets acquired under capital leases........................       140         943        714
Unearned stock-based compensation...........................  $ (1,552)   $ 19,138    $ 1,769

     The accompanying notes are an integral part of these consolidated financial statements.

                              DIGITAL IMPACT, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1. THE COMPANY

     Digital Impact is one of the premier providers of online direct marketing solutions to enterprises. We were incorporated in California in October 1997 and reincorporated in Delaware in October 1999. Digital Impact's solutions -- Strategy, Customer Acquisition and Customer Marketing -- enable corporations to create and deliver marketing programs that drive revenue, influence behavior and deepen customer relationships. Digital Impact solutions provide deeper customer insight and powerful program execution through a combination of hosted web applications, messaging technology infrastructure and professional services.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of presentation and liquidity

     The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a consolidated net loss of approximately $56.7 million for the year ended March 31, 2001 and used cash of $26.0 million in operations for that year. Included in the aggregate net loss is approximately $19.0 million related to the long-lived asset impairment in 2001.

     In April 2001, the Company realigned its operations and reduced its workforce by 15% of its employee base. The Company continues to face risks associated with the execution of its strategy. These risks include, but are not limited to, technology and product development, introduction and market acceptance of new products and services, changes in the marketplace, liquidity, competition from existing and new competitors which may enter the marketplace and retention of key personnel.

     The Company believes that it has sufficient cash and cash equivalents to fund operations for the next twelve months.

  Use of estimates

     Preparation of the accompanying financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

  Principles of consolidation

     The consolidated financial statements include the financial statements of Digital Impact, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  Foreign currency translation

     The functional currency for the Company's international subsidiary is the local currency of the country in which it operates. Assets and liabilities are translated using the exchange rate at the balance sheet date. Revenues, expenses, gains, and losses are translated using the exchange rate at the end of the month in which the transaction occurred.

  Revenue recognition

     Digital Impact generates revenues from the sale of solutions to businesses that enable them to proactively communicate with their customers online. Historically, these solutions have primarily consisted of the design and execution of online direct marketing campaigns, the development and execution of customer acquisition

                              DIGITAL IMPACT, INC.

programs, and additional services delivered by our professional services organization. In accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," revenue is recognized when online direct marketing campaigns are delivered, provided that there are no remaining significant obligations and collection of the resulting receivable is reasonably assured. Revenue generated from our acquisition services group, which assists clients in growing their email lists through the use of third party list rentals, is recognized when the campaigns are delivered, provided there are not significant remaining obligations and the collection of receivables is reasonably assured. The cost of renting lists are passed through to the Company's clients and hence is offset against the corresponding revenue. Revenue generated from our professional services is recognized as the services are provided.

  Software revenue

     Following the acquisition of MineShare Inc., software revenue is derived from primarily two sources: (i) product license revenue, derived primarily from product sales to end users; and (ii) maintenance and support revenue, derived primarily from providing software updates and support to end users. We adopted the provisions of Statement of Position 97-2, or SOP 97-2, "Software Revenue Recognition." Under SOP 97-2, we recognize product license revenue upon shipment if a signed contract exists, the fee is fixed or determinable, collection of resulting receivable is probable and product returns are reasonably estimable. We recognize revenue from support and maintenance fees ratably over the period of the maintenance contract.

  Cash and cash equivalents

     The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents. The Company has classified its cash and cash equivalents and short-term investments as "available for sale." These items are carried at fair market value, based on quoted market prices, and unrealized gains and losses are reported as a separate component of accumulated other comprehensive loss in stockholders' equity. All short-term investments mature in less than one year. To date, realized gains or losses have not been material. At March 31, 2001, approximately $1.8 million of cash was pledged as collateral for outstanding letters of credit (see Note 6).

  Concentration of credit risk and other risks and uncertainties

     Financial instruments subjecting the Company to concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company's cash and cash equivalents are maintained at a major U.S. financial institution. Deposits in this institution may exceed the amount of insurance provided on such deposits.

     The Company's customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. For the fiscal year ended March 31, 2001, no single customer accounted for more than 10% of revenues, and one customer, representing 13% of outstanding accounts receivable, accounted for more than 10% of receivables. For the fiscal years ended March 31, 2000 and 1999 no customer accounted for more than 10% of revenues or accounts receivable.

  Financial instruments

     The carrying value of the Company's financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable, approximate their fair value due to their relatively short maturities. The carrying value of long term debt approximates fair value due to the market interest rates that such debt bears.

                              DIGITAL IMPACT, INC.

  Advertising expense

     Expenses related to advertising and promotion of products are charged to sales and marketing expense as incurred, except for production costs, if any, which are expensed the first time the advertising takes place. Advertising expense for the years ended March 31, 2001, 2000 and 1999 was $3.3 million, $2.3 million and $200,000 respectively.

  Research and development expenses

     Research and development costs are expensed as incurred. Capitalization of software development costs begins upon the establishment of technological feasibility of the product and ends when the product is available for general release to customers. Capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenue to the total projected product revenue, whichever is greater. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model and typically occurs when beta testing commences, and the general availability of such software has been short. As such, software development costs qualifying for capitalization have been insignificant.

  Property and equipment

     Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the shorter of the estimated useful lives of the assets, generally three to five years, or the lease term, if applicable. Gains and losses upon asset disposal are taken into operations in the year of disposition. Maintenance and repairs are charged to operations as incurred.

  Intangible assets

     Goodwill and identified intangible assets are carried at cost less accumulated amortization. The Company amortizes goodwill and other identified intangibles on a straight-line basis over their estimated useful lives.

  Impairment of long-lived assets

     The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 requires recognition of impairment of long-lived assets in the event that the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets.

     The Company also assesses the impairment of enterprise leve1 goodwill periodically in accordance with the provisions of Accounting Principles Board
(APB) No. 17, Intangible Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends, a significant decline in the stock price for a sustained period, and our market capitalization relative to net book value. When the Company determines that the carrying value of goodwill and other intangible assets may not be recoverable based on the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model.

     The Company has performed an impairment assessment of the identified intangibles and goodwill recorded in connection with the acquisition of MineShare, Inc. The assessment was performed primarily as a

                              DIGITAL IMPACT, INC.

result of the significant sustained decline in the Company's stock price since the valuation date of the shares issued in the MineShare acquisition, the overall decline in the industry growth rates, and the Company's lower fourth quarter of fiscal year 2001 actual and projected operating results. As a result, the Company recorded a $19.0 million impairment charge to reduce goodwill. The charge was based on the estimated discounted cash flows over the remaining useful life of the goodwill using a discount rate of 25%. The assumptions supporting the cash flows, including the discount rate, were determined using the Company's best estimates as of such date. The remaining goodwill and intangible asset balance of approximately $5.0 million will be amortized over its remaining useful life of 28 months.

  Segments

     The Company follows Statement of Financial Accounting Standards No. 131, or SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates in one segment, using one measurement of profitability to manage its business. The Company's long-lived assets are substantially located in the United States.

  Income taxes

     Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax basis of assets and liabilities, measured at tax rates that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

  Accounting for stock-based compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees" ("APB No. 25") as interpreted by FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25," and Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN 28"), and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123").

     Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. SFAS No. 123 defines a "fair value" based method of accounting for an employee stock option or similar equity investment.

     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

  Comprehensive income

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive loss, a

                              DIGITAL IMPACT, INC.

component of stockholders' equity, recorded by the Company for the fiscal years ended March 31, 2001 and 2000 was attributable to unrealized loss on cash equivalents.

                                                      YEAR ENDED MARCH 31,
                                                   --------------------------
                                                    2001       2000      1999
                                                   -------    -------    ----
Unrealized loss on investments...................      (19)       (15)     --
                                                   -------    -------    ----
Net loss.........................................  (56,731)   (21,653)     --
                                                   -------    -------    ----
Total comprehensive loss.........................  (56,750)   (21,668)     --
                                                   =======    =======    ====

  Net loss per common share

     Basic net loss per share is calculated by dividing net loss by the weighted average number of vested common shares outstanding for the period. Diluted net loss per share is calculated giving effect to all dilutive potential common shares, including options, warrants and preferred stock. A reconciliation of the numerators and denominators used in the basic and diluted net loss per share amounts follows:

                                                FISCAL YEAR ENDED MARCH 31,
                                              -------------------------------
                                                2001        2000       1999
                                              --------    --------    -------
                                                      (IN THOUSANDS)
Numerator:
  Net loss..................................  $(56,731)   $(21,653)   $(3,240)
                                              ========    ========    =======
Denominator:
  Weighted average common shares
     outstanding............................    26,170      12,780      6,002
  Weighted average unvested common shares
     subject to repurchase..................    (1,820)     (3,270)    (4,869)
                                              --------    --------    -------
Denominator for basic and diluted
  calculation...............................    24,350       9,510      1,133
                                              ========    ========    =======
Net loss per common share -- basic and
  diluted...................................  $  (2.33)   $  (2.28)   $ (2.86)
                                              ========    ========    =======

     Options, warrants, and preferred stock were not included in the calculation of diluted net loss per share for the fiscal years ended March 31, 2001, 2000 and 1999 because the effect would be antidilutive. As of March 31, 2000 and 1999 respectively, 11,711,000 and 7,445,000 weighted average shares of convertible preferred stock have not been included in the calculation of diluted net loss per share. Warrants to purchase 117,000 and 114,000 shares of common stock at a weighted average exercise price of $0.73 and $0.45 have been excluded from the computation of diluted net loss per share at March 31, 2000, and 1999 respectively. Options to purchase 4,312,000, 3,223,000 and 875,000 shares of common stock at an average exercise price of $7.92, $17.4 and $0.10 have been excluded from the calculation of diluted net loss per share at March 31, 2001, 2000 and 1999, respectively.

  Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, or SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS No. 133, as amended will be effective for fiscal years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities and hence the adoption of SFAS 133 did not have a material impact upon the financial statements of the Company.

                              DIGITAL IMPACT, INC.

NOTE 3. BUSINESS COMBINATIONS

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

     The allocation of the $31.9 million purchase price is summarized as follows (amounts in thousands):

Net assets (deficit) at the date of acquisition............  $(3,368)
Goodwill...................................................   26,273
In-process technology......................................    4,432
Developed technology.......................................    1,930
Other intangibles..........................................    2,660
                                                             -------
          Net assets acquired..............................  $31,927
                                                             =======

     The amounts allocated to goodwill and other intangible assets was being amortized over a three-year period. The amount allocated to the purchased in-process technology and other items was determined based on an appraisal completed by an independent third party using established valuation techniques. The in-process technology was expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed.

     The purchase price of $31.9 million, was based on the average closing price of Digital Impact's stock from July 12, 2000 to July 26, 2000, five trading days before and after the merger agreement was announced, plus the fair value of the vested options and warrants assumed by Digital Impact in the merger, calculated using the Black Scholes option pricing model, and other costs directly related to the merger as follows (amounts in thousands):

Fair market value of Digital Impact's common stock.........  $30,304
Fair value of options and warrants assumed.................      841
Acquisition-related costs..................................      782
                                                             -------
          Total............................................  $31,927
                                                             =======

     The following unaudited pro forma revenues, net loss, and net loss per share data for the twelve months ended March 31, 2001 and 2000 are based on the respective historical financial statements of the Company and MineShare. The pro forma data reflects the consolidated results of operations as if the merger with MineShare had occurred at the beginning of each of the periods indicated and includes the amortization of the resulting goodwill and other intangible assets. The pro forma financial data presented is not necessarily indicative of the Company's results of operations that might have occurred had the transaction been

                              DIGITAL IMPACT, INC.

completed at the beginning of the periods specified, and do not purport to represent what the Company's consolidated results of operations might be for any future period.

                                                          TWELVE MONTHS ENDED
                                                               MARCH 31,
                                                         ----------------------
                                                           2001         2000
                                                         ---------    ---------
                                                         (UNAUDITED PRO FORMA)
                                                         (IN THOUSANDS, EXCEPT
                                                             PERSHARE DATA)
Revenues...............................................  $ 40,415     $ 14,829
Net loss...............................................  $(59,284)    $(43,761)
Net loss per common share -- basic and diluted.........  $  (2.26)    $  (3.85)

     During the year ended March 31, 2001, the Company recorded a $19.0 million impairment charge to reduce goodwill resulting from the MineShare acquisition. The remaining goodwill and identified intangibles balance of approximately $5.0 million will be amortized over the remaining useful life of 28 months.

NOTE 4. BALANCE SHEET COMPONENTS

  Property and equipment, net

                                                               MARCH 31,
                                                           ------------------
                                                            2001       2000
                                                           -------    -------
                                                             (IN THOUSANDS)
Furniture and office equipment...........................  $ 2,002    $   612
Computer equipment and software..........................   17,767      8,570
                                                           -------    -------
Total cost...............................................   19,769      9,182
Less accumulated depreciation............................   (6,669)    (1,873)
                                                           -------    -------
                                                           $13,100    $ 7,309
                                                           =======    =======

     Depreciation and amortization expense was approximately $4,796,000, $1,622,000 and $250,000 for the years ended March 31, 2001, March 31, 2000 and
1999, respectively.

     During the year ended March 31, 1999, the Company sold to a financial institution computer equipment and software at cost and leased-back the assets, which were classified as capital leases. The cost of the assets acquired under capital leases was $1,823,000, $1,657,000 and $714,000 at March 31, 2001, 2000
and 1999, respectively. The accumulated depreciation on these assets was approximately $826,000, $305,000 and $11,000 at March 31, 2001, 2000 and 1999,
respectively.

  Intangible Assets

                                                                 MARCH 31,
                                                              ---------------
                                                               2001      2000
                                                              -------    ----
Goodwill....................................................  $ 7,273    $ --
Purchased technology........................................    1,930      --
Other intangibles...........................................    2,660      --
                                                              -------    ----
                                                               11,863      --
Accumulated amortization....................................   (6,858)     --
                                                              -------    ----
                                                              $ 5,005    $ --
                                                              =======    ====

                              DIGITAL IMPACT, INC.

NOTE 5. BORROWINGS

     In November 1998, the Company acquired a software license in exchange for a promissory note for $291,000. The note bore interest at 12.7% per annum. This note was collateralized by the software license purchased. During the fiscal year 2001, the Company paid off this promissory note.

     In February 1999, the Company signed an agreement with a leasing company for a leasing line of credit of $2.0 million. Amounts borrowed under this agreement bear interest at rates of between 6.2% and 10.1% and are collateralized by the leased assets. Through March 31, 2001, the Company had used $1,823,000 of this leasing line of credit, of which $911,000 remains outstanding as of March 31, 2001. In conjunction with this agreement, the Company issued a warrant to the leasing company to purchase 66,000 shares of Series B preferred stock at an exercise price of $1.20875 per share. During the fiscal year ended March 31, 2000, the leasing company exercised its warrant by electing the net share settlement option and acquired approximately 64,000 shares of common stock.

     In March 2001, the Company signed an agreement with a finance company for a line of credit of $3.0 million. Amounts borrowed under the agreement bear interest at a rate equal to the three-year Treasury rate (4.41% as of March 31, 2001) plus 950 basis points (13.91%) and are collateralized by the assets purchased with the line of credit. Through March 31, 2001, the Company has used $3.0 million of this line of credit, all of which remains outstanding as of March 31, 2001.

     In October 1998, MineShare signed an agreement with a finance company for a leasing line of credit of $800,000. Amounts under this agreement bear interest at 10% per annum and are secured by the leased equipment. Through March 31, 2001, MineShare had used $735,000 of this leasing line of credit, of which $370,000 remains outstanding as of March 31, 2001. As part of the equipment loan facility, MineShare granted warrants to purchase approximately 47,000 shares of the Company's Series A Preferred Stock at $1.0245. During the fiscal year ended March 31, 2001, the finance company exercised its warrants and acquired approximately 47,000 shares of MineShare's Series A Preferred Stock. Upon completion of the MineShare acquisition, these shares were converted into approximately 3,000 shares of Digital Impact's common stock.

     In February 1999, MineShare signed an agreement with a finance company for a leasing line of credit of $1.0 million. Amounts under this agreement bear interest at 10% per annum and are secured by the leased equipment. Through March 31, 2001, MineShare had used $319,000 of this leasing line of credit, of which $143,000 remains outstanding as of March 31, 2001 (see Note 6). Rights to request additional advances under the lease line expired during the fiscal year ended March 31, 2001.

     MineShare has a $50,000 revolving line of credit facility with a bank at an interest rate equal to prime (8.0% as of March 31, 2001) plus 3% per annum that matures each February. The line of credit is guaranteed by a shareholder. As of March 31, 2001, $42,000 was outstanding under the credit facility.

NOTE 6. COMMITMENTS

  Operating leases

     The Company leases its facilities under operating leases, which expire between 2002 and 2008. Rent expense for the years ended March 31, 2001, 2000 and 1999 was $3,733,000, $892,000 and $122,000, respectively.

                              DIGITAL IMPACT, INC.

     Future minimum lease payments under noncancelable capital and operating leases, including lease commitments entered into as of March 31, 2001, are as follows (in thousands):

                                                           CAPITAL    OPERATING
                  YEAR ENDING MARCH 31,                    LEASES      LEASES
                  ---------------------                    -------    ---------
2002.....................................................  $  956      $ 4,059
2003.....................................................     532        2,640
2004.....................................................      22        1,341
2005.....................................................      --        1,357
2006 and thereafter......................................      --          765
                                                           ------      -------
          Total minimum lease payments...................  $1,510      $10,162
                                                           ======      =======
Less: Amount representing interest.......................    (124)
Present value of capital lease obligations...............   1,386
Less: Current portion....................................    (862)
Long-term portion of capital lease obligations...........     524
                                                           ======

  Letter of credit

     The Company obtained a letter of credit from a financial institution totaling $1.8 million in lieu of a security deposit for leased office space. The aggregate amount of the letters of credit is classified as restricted cash and held in long-term other assets. No amounts have been drawn against the letter of credit at March 31, 2001.

NOTE 7. STOCKHOLDERS' EQUITY

  Reincorporation

     In September 1999, the Board of Directors approved the reincorporation of the Company in the state of Delaware and increased the Company's authorized common stock to 100,000,000 shares.

  Stock splits

     In August 1999, the Company effected a 2-for-1 forward split of its preferred and common stock. The accompanying financial statements have been retroactively restated to reflect the effect of this stock split, a 3-for-1 preferred and common stock split effected in November 1998, and a 10-for-1 common stock split effected in March 1998.

  Initial public offering

     In November 1999, the Company completed its initial public offering ("IPO") of 5,175,000 shares of its common stock, par value $0.001 per share, which included 675,000 shares issued in connection with the exercise of the underwriters' overallotment option, at $15 per share. The Company received approximately $70.8 million in cash, net of underwriting discounts, commissions and other offering costs. Simultaneously with the closing of the IPO, all of the Company's remaining preferred stock automatically converted into an aggregate of approximately 12.3 million shares of common stock.

  Convertible preferred stock

     In conjunction with the Company's IPO, the number of authorized shares of convertible preferred stock, par value $0.001 per share, was decreased to 5,000,000 shares. As of March 31, 2001, there were no shares of preferred stock issued or outstanding.

                              DIGITAL IMPACT, INC.

  Common stock

     The Company has issued 6,000,000 shares of its common stock to the founders of the Company under restrictive stock purchase agreements, under which the Company has the option to repurchase issued shares of common stock. Generally 25% of the Company's repurchase rights lapse within one year, with the remaining rights lapsing at a rate of 2.083% per month until all shares have been released. At March 31, 2001 and 2000 900,000 and 2,250,000 outstanding shares of common stock were subject to repurchase, respectively.

     Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid through March 31, 2001.

  Stock option plans

     The Company's 1998 Stock Plan (the "Plan") provides for the issuance of options to purchase up to 12,643,000 shares of the Company's common stock to the Company's employees, directors, and consultants, plus an annual increase to be added on January 1 of each year, equal to the lesser of 1,500,000 shares, 5% of outstanding shares on such date or a lesser amount determined by the Board of Directors. Options granted under the Plan may be incentive stock options or non-statutory stock options. Incentive stock options may only be granted to employees. The Board of Directors determines the period over which options become exercisable. The exercise price of incentive stock options and non-statutory stock options shall be no less than 100% and 85%, respectively, of the fair market value per share of the Company's common stock on the grant date.

     Activity under the Plan is as follows:

                                                                      WEIGHTED
                                                     NUMBER OF    AVERAGE EXERCISE
                                                      SHARES           PRICE
                                                     ---------    ----------------
                                                         (SHARES IN THOUSANDS)
Balances, March 31, 1998
Options granted....................................    1,965           $0.08
Options exercised..................................      (22)          $0.02
Options cancelled..................................      (56)          $0.03
                                                      ------
Balances, March 31, 1999...........................    1,887           $0.08
Options granted....................................    3,835           $6.41
Options exercised..................................     (916)          $0.15
Options cancelled..................................     (338)          $2.01
                                                      ------
Balances, March 31, 2000...........................    4,468           $5.30
Options granted....................................    5,818           $5.49
Options exercised..................................     (577)          $0.56
Options cancelled..................................   (2,018)          $7.24
                                                      ------
Balances, March 31, 2001...........................    7,691           $5.29
                                                      ======

     At March 31, 2001, 2000 and 1999, there were 3,240,000, 3,390,000, and
1,887,000 shares available for grant, respectively.

     In Connection with the merger with MineShare in July 2000, the Company assumed all of the outstanding stock options issued under MineShare's 1997 Stock Plan. These options retain all the rights, terms and conditions of this 1997 Stock Plan. As a result of the assumption of the outstanding stock options the

                              DIGITAL IMPACT, INC.

Company reserved approximately 130,000 shares of our common stock and recorded unearned stock-based compensation of approximately $841,000.

  Restricted stock grants

     In March 2001, the Company issued approximately 548,000 shares of restricted stock with a fair value of $1.34 as part of a retention program designed to retain key employees. Half of the restricted stock vested on the date of issuance. The remainder vests on September 16, 2001. As a result, the Company recognized approximately $361,000 of compensation expense in the fiscal year ended March 31, 2001, for the shares that vested immediately, and recorded unearned stock-based compensation totaling approximately $375,000 for the shares that vest in September 2001.

  Options outstanding and exercisable

     The following table summarizes information about options outstanding and exercisable at March 31, 2001.

                                                        OUTSTANDING
                                     --------------------------------------------------
                                                          WEIGHTED                                  EXERCISABLE
                                                          AVERAGE                         -------------------------------
                                                         REMAINING          WEIGHTED                          WEIGHTED
                                       NUMBER OF      CONTRACTUAL LIFE      AVERAGE         NUMBER OF         AVERAGE
                                         SHARES           (YEARS)        EXERCISE PRICE       SHARES       EXERCISE PRICE
                                     --------------   ----------------   --------------   --------------   --------------
                                     (IN THOUSANDS)                                       (IN THOUSANDS)
Range of per share exercise prices:
          $ 0.02 - $ 0.25                   993              7.8             $ 0.18             320            $ 0.17
          $ 1.24 - $ 2.44                 2,078              9.8             $ 1.99             306            $ 1.95
          $ 2.50                          1,026              8.4             $ 2.50             397            $ 2.50
          $ 3.13 - $ 4.63                   576              9.6             $ 3.80              72            $ 3.84
          $ 5.00 - $ 7.00                 1,151              8.9             $ 6.53             277            $ 6.45
          $ 8.00 - $17.50                 1,610              9.2             $ 8.99              65            $ 9.03
          $27.62 - $35.19                   170              9.0             $31.29              45            $31.46
          $45.88 - $48.88                    87              8.8             $48.78              26            $48.77
                                         ------                                               -----
                                          7,691              9.0             $ 5.62           1,508            $ 4.63
                                         ======                                               =====

     At March 31, 2000 and March 31, 1999, there were 480,000 and 107,000 options outstanding and exercisable at a weighted average exercise price of $0.68 and $0.03 respectively.

  1999 director option plan

     In September 1999, the Company adopted the 1999 Director Option Plan under which 500,000 shares have been reserved for issuance of common stock to non-employee members of the Company's Board of Directors. As of March 31, 2001, 5,000 shares have been granted under this plan.

  Employee stock purchase plan

     In September 1999, the Board of Directors adopted the employee stock purchase plan under which 700,000 shares have been reserved for issuance; that amount is subject to an annual increase as defined in the plan document. The 1999 employee stock purchase plan contains successive six-month offering periods and the price of stock purchased under the plan is 85% of the lower of the fair value of the common stock either at the beginning of the period or at the end. As of March 31, 2001, the Company had issued 285,000 shares under the plan at a weighted average price of $4.81.

                              DIGITAL IMPACT, INC.

  Pro forma stock-based compensation

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Had compensation cost been determined based on the fair value at the grant date for the awards for the years ended March 31, 2001, 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company's net loss would have been as follows (in thousands, except per share amounts):

                                                   YEAR ENDED MARCH 31,
                                              -------------------------------
                                                2001        2000       1999
                                              --------    --------    -------
Net loss attributable to common
  stockholders -- as reported...............  $(56,731)   $(21,653)   $(3,240)
Net loss attributable to common
  stockholders -- pro forma.................  $(69,018)   $(24,323)   $(3,252)
Net loss per common share -- basic and
  diluted as reported.......................  $  (2.33)   $  (2.28)   $ (2.86)
Net loss per common share -- basic and
  diluted pro forma.........................  $  (2.83)   $  (2.56)   $ (2.87)

     Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year. The fair value of each option grant is estimated on the date of grant with the following assumptions used for grants:

                                                      YEAR ENDED MARCH 31,
                                                  -----------------------------
                                                   2001       2000       1999
                                                  -------    -------    -------
Expected volatility.............................     100%       100%         0%
Weighted average risk-free interest rate........    5.63%      5.56%      5.18%
Expected life (from vesting date)...............  4 years    4 years    5 years
Expected dividends..............................       0%         0%         0%

     Based on the above assumptions, the weighted average fair values per share of options granted below fair market value were $12.92, $6.08 and $0.98 for the years ended March 31, 2001, 2000 and 1999. The weighted average fair value per share of options granted at fair market value in the years ended March 31, 2001 and 2000 was $3.69 and $28.24, respectively.

  Stock-based compensation

     During the years ended March 31, 2001 and 2000 the Company recorded unearned stock-based compensation totaling $1.6 million and $19.1 million respectively which is being amortized to expense over the period during which the options vest, generally four years using the method set out in Example 2 of FASB Interpretation No. 28 ("FIN 28"). Under the FIN 28 method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services have been provided. This method results in accelerated recognition of the compensation expense. For the years ended March 31, 2001, 2000 and 1999, the Company recorded stock-based compensation expense of $5.0 million, $9.2 million and $543,000, respectively, in respect of options granted to employees and non-employees. In addition, during the year ended March 31, 1999, the Company recognized additional stock-based compensation of $614,000 for 270,000 shares of common stock which the Company granted as a bonus to a founder.

  Warrants

     In March 1998, the Company granted fully exercisable warrants to purchase 86,000 shares of Series A convertible preferred stock for $0.2083 per share in connection with the issuance of Series A convertible preferred stock. Using the Black-Scholes pricing model, the Company determined that the fair value of the

                              DIGITAL IMPACT, INC.

warrants was $12,000 on the date of grant. During fiscal year 2000, warrants for 48,000 of shares were exercised to purchase Series A preferred stock. These shares were converted into common stock at the time of the Company's initial public offering. During the fiscal year ended March 31, 2001, the remaining warrants for 38,000 shares were exercised. Instead of paying cash upon the exercise of the warrants, the warrant holders surrendered 3,200 shares of common stock back to the Company in a net exercise of the amount. As of March 31, 2001 none of these warrants were outstanding.

     In February 1999, the Company granted a fully exercisable warrant to purchase 66,000 shares of Series B convertible preferred for $1.2085 per share in connection with a capital lease agreement. Using the Black Scholes pricing model, the Company determined that the fair value of these warrants was $52,000 at the time of grant. The value of the warrants was recorded as a discount on the debt and is being amortized over the life of the underlying borrowings. Instead of paying cash upon exercise of the warrants in March 2000, the warrant holders surrendered 2,158 shares of common stock back to the Company.

NOTE 8. INCOME TAXES

     At March 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $56.0 million and $35.0 million respectively available to offset future regular and alternative minimum taxable income, if any. The Company's federal and state net operating loss carryforwards expire from 2005 through 2020.

     At March 31, 2001, the Company had federal and state research and development and other credits of approximately $1.4 million and $705,000 respectively. The research and development credit carryforwards expire beginning 2018 if not utilized.

     The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforward in certain situations where changes occur in the stock ownership of a company. If the Company has been or is subject to an ownership change, as defined for tax purposes, utilization of the carryforwards could be restricted. The amount of such limitation, if any, has not been determined.

     Temporary differences which give rise to significant portions of deferred tax assets and liabilities at March 31, 2001 and 2000 are as follows (in thousands):

                                                              MARCH 31,
                                                         --------------------
                                                           2001        2000
                                                         --------    --------
Net operating loss carryforwards.......................  $ 21,189    $  6,292
Research and development credit carryover..............     2,088         584
Fixed assets...........................................       324        (656)
Stock based compensation...............................     2,713       3,676
Capitalized start-up and other.........................     1,293         152
                                                         --------    --------
          Total deferred tax assets....................    27,607      10,048
Less valuation allowance...............................   (27,607)    (10,048)
                                                         --------    --------
Net deferred tax asset.................................  $     --    $     --
                                                         ========    ========

     The Company has established a 100% valuation allowance at March 31, 2001 as it appears more likely than not that no benefit will be realized for its deferred tax assets.

                              DIGITAL IMPACT, INC.

  Rate reconciliation

                                   MARCH 31, 2001    MARCH 31, 2000    MARCH 31,1999
                                   --------------    --------------    --------------
Federal tax benefit..............       34.00%            34.00%            34.00%
State tax benefit, net of
  federal........................        5.83              5.83              5.83
Research and development.........        3.68              2.44              2.42
Permanent differences............      (20.72)            (0.16)            (0.23)
California net operating loss
  limitation.....................       (6.07)               --                --
Other............................        2.10                --                --
Valuation allowance..............      (30.96)           (42.11)           (42.02)
                                       ------            ------            ------
          Total effective rate...        0.00%             0.00%             0.00%
                                       ======            ======            ======

NOTE 9. RELATED PARTY TRANSACTIONS

     On February 11, 1999, the Board of Directors approved the contribution of 270,000 shares of common stock from one of the founders to the Company. The Company then issued these shares to another founder as a bonus. The fair value of the shares on February 11, 1999 was determined to be $2.27 per share. The Company recognized $614,000 in stock-based compensation in connection with this transaction for the year ended March 31, 1999.

NOTE 10. SUBSEQUENT EVENTS (UNAUDITED)

     On April 17, 2001 the Company announced a realignment plan which included a reduction in workforce, representing approximately 15% of its employees and other measures to reduce operating costs. As part of the restructuring the Company accrued approximately $250,000 during the fiscal year ended March 31, 2001. The charge is based on estimates of termination benefits and other related costs.

     On June 5, 2001, a putative securities class action, captioned Stein v. Digital Impact, Inc., et al., Civil Action No. 01-CIV-4942-DAB, was filed against Digital Impact, two of its officers (William Park and David Oppenheimer), and Credit Suisse First Boston Corporation ("CSFB"), an underwriter in Digital Impact's initial public offering, in the United States District Court for the Southern District of New York. The complaint alleges violations of Section 11 of the Securities Act of 1933 ("Securities Act") against all defendants, a violation of Section 15 of the Securities Act against Park and Oppenheimer, and violations of Section 12(a)(2) of the Securities Act and Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5, promulgated thereunder) against CSFB. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between November 22, 1999 and December 6, 2000. As of June 5, 2001, various plaintiffs have filed similar actions asserting virtually identical allegations against at least 24 other companies. To date, there have been no significant developments in the litigation. We anticipate that additional related lawsuits may be brought with substantially identical allegations to the Stein lawsuit, and further anticipate that all such lawsuits will eventually be coordinated or consolidated with one another. In the opinion of management after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our business, financial condition or results of operations.

     On April 16, 2001, five of our key employees agreed to cancel 737,500 stock options in the aggregate in exchange for a grant of 797,500 shares of restricted stock in the aggregate. The shares of restricted stock vest over a three year period. The fair market value of the Company's stock on the date of the exchange was $1.17.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Digital Impact, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Digital Impact, Inc. and its subsidiaries at March 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
April 25, 2001

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Digital Impact, Inc.:

     Our audits of the financial statements referred to in our report dated April 25, 2001 appearing in the 2001 Annual Report to Stockholders of Digital Impact, Inc. (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

/s/ PricewaterhouseCoopers LLP

San Jose, California
April 25, 2001

                              DIGITAL IMPACT, INC.

VALUATION AND QUALIFYING ACCOUNTS

                                                               ADDITIONS
                                                BALANCE AT     CHARGED TO
                                               BEGINNING OF    COSTS AND     DEDUCTIONS    BALANCE AT
                                                  PERIOD        EXPENSES     WRITE-OFFS    END OF YEAR
                                               ------------    ----------    ----------    -----------
                                                                   (IN THOUSANDS)
Fiscal year ended March, 31 2001
  Allowance for doubtful accounts............      $170          $1,935        $1,222         $883
                                                   ====          ======        ======         ====
Fiscal year ended March 31, 2000
  Allowance for doubtful accounts............      $ 10          $  160        $   --         $170
                                                   ====          ======        ======         ====
Fiscal year ended March 31, 1999
  Allowance for doubtful accounts............      $ --          $   10        $   --         $ 10
                                                   ====          ======        ======         ====

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-34678, 333-43714, 333-44782) and Form S-3 (No.
333-54994) of Digital Impact, Inc. of our report dated April 25, 2001 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated April 25, 2001 relating to the financial statement schedule, which appears in this Form 10-K.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
June 11, 2001

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DIGITAL IMPACT, INC.

                                          By: /s/ WILLIAM PARK
                                            ------------------------------------
                                            William Park
                                            President and Chief Executive
                                              Officer

Dated: June 13, 2001

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William Park and David Oppenheimer as his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----
/s/ WILLIAM PARK                                          President, Chief Executive     June 13, 2001
-----------------------------------------------------  Officer and Director (Principal
William Park                                                  Executive Officer)

/s/ DAVID OPPENHEIMER                                  Senior Vice President, Finance,   June 13, 2001
-----------------------------------------------------    Chief Financial Officer and
David Oppenheimer                                       Treasurer (Principal Financial
                                                           and Accounting Officer)

/s/ GERARDO CAPIEL                                        Chief Technology Officer,      June 13, 2001
-----------------------------------------------------              Director
Gerardo Capiel

/s/ RUTHANN QUINDLEN                                               Director              June 13, 2001
-----------------------------------------------------
Ruthann Quindlen

/s/ WARREN PACKARD                                                 Director              June 13, 2001
-----------------------------------------------------
Warren Packard

/s/ MICHAEL BROWN                                                  Director              June 13, 2001
-----------------------------------------------------
Michael Brown

                                 EXHIBIT INDEX

    EXHIBIT
     NUMBER                             DESCRIPTION
    -------                             -----------
     2.1(2)     Agreement and Plan of Reorganization dated as of July 19,
                2000, by and among the Registrant, Candlestick Acquisition
                Corp., MineShare, Inc., David Mariani, as the Founding
                Shareholder, David Mariani, as Shareholder Representative,
                and Computershare Investor Services, as Exchange Agent.

     2.2(2)     Agreement and Plan of Merger among MineShare, Inc. and
                Candlestick Acquisition Corp. dated as of July 31, 2000.

     3.1(1) Form of Amended and Restated Certificate of Incorporation of the Registrant

     3.2(1)     Bylaws of the Registrant

     4.1(1)     Amended and Restated Investor Rights Agreement

     4.2 Registration Rights Agreement, dated July 31, 2000, by and among the Registrant and each of the Stockholders listed on Exhibit A thereto.

    10.1(5)     Registrant's 1998 Stock Plan, as Amended and Restated*

    10.2(1)     Registrant's 1999 Employee Stock Purchase Plan*

    10.3(1)     Registrant's 1999 Director Option Plan*

    10.4(1)     Employment Agreement by and between Registrant and David
                Oppenheimer*

    10.6(2)     Employment Agreement by and between Registrant and James
                Wahlstrom*

    10.7(1)     Master Lease Agreement by and between Registrant and
                Comdisco, Inc.

    10.8(1)     Standard Form Lease by and between Registrant and Casiopea
                Venture Corporation

    10.9(1)     Sublease Agreement by and between Registrant and Legato
                Systems, Inc.

    10.10(1) Form of Indemnification Agreement by and between Registrant and each of its directors and executive officers*

    10.11       Sublease Agreement by and between Registrant and BEA
                Systems, Inc.

    10.12 Master Loan and Security Agreement by and between the Registrant and Wells Fargo Equipment Finance, Inc.

    10.13       Form of Retention Agreement with Key Employees

    10.14       Severance Agreement by and between the Registrant and James
                Wahlstrom

    21.1        Subsidiaries of the Registrant

    23.1        Consent of Independent Auditors (included on page 44 of this
                Report)

    24.1        Power of Attorney (included on page 45 of this Report)

    99.1(4)     Note Conversion Agreement between Registrant and Enterprise
                Partners III, Associates, LLP and Enterprise Partners III,
                LLP, dated as of February 16, 2001

---------------
 * Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report on Form 10-K.

(1) Incorporated by reference to Digital Impact's registration statement on Form S-1, File No. 333-87299, originally filed with the Commission on September 17, 1999, as subsequently amended.

(2) Incorporated by reference to Digital Impact's Report on Form 8-K, filed with the Commission on August 14, 2000.

(3) Incorporated by reference to Digital Impact's Report on Form 8-K, filed with the Commission on February 16, 2001.

(4) Incorporated by reference to Exhibit 99.1 of Digital Impact's Report on Form 8-K filed with the Commission on February 16, 2001.

(5) Incorporated by reference to Digital Impact's proxy statement filed with the Commission on June 22, 2000.