Form 10-Q
period 2001-06-30
DIGITAL IMPACT INC /DE/
filed 2001-08-14
CIK 1095105

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                              Yes  [X]     No  [ ]

     As of August 10, 2001, there were approximately 28,836,000 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              DIGITAL IMPACT, INC.

                                     INDEX

                         PART I. FINANCIAL INFORMATION

                                                                       PAGE NO.
                                                                       --------
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
         Condensed Consolidated Statements of Operations for the
         three months ended June 30, 2001 and 2000...................      1
         Condensed Consolidated Balance Sheets as of June 30, 2001
         and March 31, 2001..........................................      2
         Condensed Consolidated Statements of Cash Flows for the
         three months ended June 30, 2001 and 2000...................      3
         Notes to the Unaudited Condensed Consolidated Financial
         Statements..................................................      4
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...................................      8
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK........................................................     15

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...........................................     16
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...................     16
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................     17
SIGNATURES...........................................................     18

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              DIGITAL IMPACT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Revenues....................................................  $10,006    $ 8,474
Cost of revenues............................................    4,560      3,713
                                                              -------    -------
Gross margin................................................    5,446      4,761
Operating expenses:
  Research and development..................................    3,691      3,226
  Sales and marketing.......................................    4,515      4,224
  General and administrative................................    2,330      2,300
  Stock-based compensation..................................    1,334      2,035
  Amortization of goodwill and purchased intangibles........      375         --
                                                              -------    -------
Total operating expenses....................................   12,245     11,785
                                                              -------    -------
Loss from operations........................................   (6,799)    (7,024)
Interest income, net........................................  $   184        968
                                                              -------    -------
Net loss....................................................  $(6,615)   $(6,056)
                                                              =======    =======
Net loss per common share - basic and diluted...............  $ (0.25)   $ (0.27)
                                                              =======    =======
Shares used in net loss per common share calculation --basic
  and diluted...............................................   26,930     22,160
                                                              =======    =======

                 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                              DIGITAL IMPACT, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                     ASSETS

                                                              JUNE 30,    MARCH 31,
                                                                2001        2001
                                                              --------    ---------
Current assets:
  Cash and cash equivalents.................................  $ 30,588    $ 35,038
  Accounts receivable, net..................................    10,846      12,899
  Prepaid expenses and other current assets.................     1,099         551
                                                              --------    --------
          Total current assets..............................    42,533      48,488
                                                              --------    --------
Property and equipment, net.................................    12,948      13,100
Restricted cash.............................................     1,847       1,847
Intangible assets...........................................     4,469       5,005
Other assets................................................       578         579
                                                              --------    --------
          Total assets......................................  $ 62,375    $ 69,019
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  3,654    $  4,557
  Deferred revenues.........................................     1,189       1,050
  Accrued payroll...........................................     2,054       2,342
  Accrued liabilities.......................................       977       1,087
  Current portion of capital lease obligations..............       894         862
  Current portion of long term debt.........................       942         913
                                                              --------    --------
          Total current liabilities.........................     9,710      10,811
                                                              --------    --------
Capital lease obligations, less current portion.............       270         524
Long term debt, less current portion........................     1,893       2,129
                                                              --------    --------
          Total liabilities.................................    11,873      13,464
                                                              --------    --------
Stockholders' equity:
  Common Stock..............................................        27          27
  Additional paid-in capital................................   142,986     141,823
  Accumulated other comprehensive loss......................       (34)        (34)
  Unearned stock-based compensation.........................    (3,904)     (4,387)
  Accumulated deficit.......................................   (88,342)    (81,727)
  Less treasury stock at cost...............................  $   (231)       (147)
                                                              --------    --------
          Total stockholders' equity........................    50,502      55,555
                                                              --------    --------
          Total liabilities and stockholders' equity........  $ 62,375    $ 69,019
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

                              DIGITAL IMPACT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Cash flows from operating activities
  Net loss..................................................  $(6,615)   $(6,056)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization..........................    1,897        763
     Provision for (recovery of) bad debts..................     (155)       400
     Amortization of unearned stock-based compensation......    1,334      2,035
     Changes in operating assets and liabilities:
       Accounts receivable..................................    2,208     (2,586)
       Prepaid expenses and other current assets............     (548)       (60)
       Other assets.........................................        1        (20)
       Accounts payable.....................................     (903)    (1,969)
       Accrued liabilities and deferred revenue.............     (259)       245
                                                              -------    -------
Net cash used in operating activities.......................   (3,040)    (7,248)
                                                              -------    -------
Cash flows from investing activities
  Acquisition of property and equipment.....................   (1,209)    (1,614)
                                                              -------    -------
Net cash used in investing activities.......................   (1,209)    (1,614)
                                                              -------    -------
Cash flows from financing activities
  Principal payments on long-term debt......................     (429)      (219)
  Proceeds from exercise of common stock options and
     warrants, net of treasury stock repurchase.............      228        966
                                                              -------    -------
Net cash provided by (used in) financing activities.........     (201)       747
                                                              -------    -------
Net decrease in cash and cash equivalents...................   (4,450)    (8,115)
Cash and cash equivalents at beginning of period............   35,038     68,073
                                                              -------    -------
Cash and cash equivalents at end of period..................  $30,588    $59,958
                                                              =======    =======
Supplemental noncash information:
  Assets acquired under capital leases......................  $    --    $   140
  Unearned stock-based compensation.........................  $   851    $  (867)

                 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                              DIGITAL IMPACT, INC.

       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. THE COMPANY

     Digital Impact, Inc. ("Digital Impact" or the "Company") is one of the premier providers of online direct marketing solutions to enterprises. The Company was incorporated in California in October 1997 and reincorporated in Delaware in October 1999. Digital Impact's solutions -- Strategy, Customer Acquisition and Customer Marketing -- enable corporations to create and deliver marketing programs that drive revenue, influence behavior and deepen customer relationships. Digital Impact solutions provide deeper customer insight and powerful program execution through a combination of hosted web applications, messaging technology infrastructure and professional services.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of presentation and liquidity

     The accompanying interim consolidated financial statements are unaudited, but in the opinion of management, contain all the adjustments (consisting of those of a normal, recurring nature) considered necessary to present fairly the financial position, the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's ("SEC") rules and regulations. Results of operations are not necessarily indicative of the results expected for the full fiscal year or any other future period.

     The accompanying interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Digital Impact's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

     The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a consolidated net loss of approximately $6.6 million for the three months ended June 30, 2001 and used cash of $3.0 million in operations for the period.

     In April 2001, the Company realigned its operations and reduced its workforce by 15% of its employee base. The Company continues to face risks associated with the execution of its strategy. These risks include, but are not limited to, technology and product development, introduction and market acceptance of new products and services, changes in the marketplace, liquidity and competition from existing and new competitors which may enter the marketplace and retention of key personnel.

     The Company believes that it has sufficient cash and cash equivalents to fund operations for the next twelve months.

  Principles of Consolidation

     The accompanying interim consolidated financial statements include the accounts of Digital Impact, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated on consolidation.

  Comprehensive income

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive loss, a component of stockholders' equity, recorded by the Company for the three months ended June 30, 2001 was attributable to an unrealized loss on cash equivalents. The Company did not have any additional transactions

                              DIGITAL IMPACT, INC.

that were required to be reported in other comprehensive income during the three months ended June 30, 2001.

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

     The Company's customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities and hence the implementation of SFAS 133 did not have a material impact upon the financial statements of the Company.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations," which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. It requires that all business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, and also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company does not expect the adoption of SFAS No. 141 to have a material effect on its financial position or results of operations.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of this Statement are effective starting with fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. Accordingly, the Company has elected not to early adopt SFAS No. 142 beginning with the first quarter of fiscal 2002. Upon adoption of SFAS No. 142, the Company will reclassify the amount relating to assembled workforce (currently approximately $1.8 million) from intangible assets to goodwill and will no longer amortize goodwill.

                              DIGITAL IMPACT, INC.

NOTE 4. NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock, excluding common stock subject to repurchase. Diluted net loss per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares from options and warrants to purchase common stock and common stock subject to repurchase using the treasury stock method. The following table presents the calculation of basic and diluted net loss per share:

                                                             THREE MONTHS ENDED
                                                                  JUNE 30,
                                                           ----------------------
                                                             2001         2000
                                                           ---------    ---------
                                                           (IN THOUSANDS, EXCEPT
                                                              PER SHARE DATA)
Numerator:
  Net loss...............................................   $(6,615)     $(6,056)
                                                            =======      =======
Denominator:
  Weighted average common shares outstanding.............    27,740       24,620
  Weighted average unvested common shares subject to
     repurchase..........................................      (810)      (2,460)
                                                            -------      -------
Denominator for basic and diluted calculation............    26,930       22,160
                                                            =======      =======
Net loss per common share -- basic and diluted...........   $ (0.25)     $ (0.27)
                                                            =======      =======

     All warrants, outstanding stock options, and shares subject to repurchase by the Company have been excluded from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented. Warrants to purchase 38,000 shares at a weighted average exercise price of $0.21 have been excluded from the computation of diluted net loss per share at June 30, 2000. No warrants to purchase shares were outstanding at June 30, 2001. Options to purchase 7,094,000 and 5,928,000 shares of common stock at a weighted average exercise price of $4.43 and $6.33 have been excluded from the calculation of diluted net loss per share at June 30, 2001 and 2000, respectively.

NOTE 5. STOCK-BASED COMPENSATION

     During the three months ended June 30, 2001, the Company reduced unearned stock-based compensation, a component of stockholders' equity, by approximately $483,000. This reduction was the result of amortization of stock-based compensation of approximately $1.3 million and a reduction of approximately $493,000 related primarily to stock option cancellations and the revaluation of options granted to consultants, offset by the recording of approximately $1.3 million of deferred compensation related to the issuance of restricted stock in exchange for the cancellation of approximately 737,500 options. Unearned stock-based compensation is amortized to expense over the period during which the options and restricted stock vest, generally three to four years, in accordance with FASB Interpretation No. 28.

     In March 2001, the Company issued approximately 548,000 shares of restricted stock with a fair value of $1.34 as part of a retention program designed to retain key executive officers. The restricted stock was issued with a purchase price of $0.001 with half the stock vesting on the date of issuance and the remaining half vesting in the quarter ended September 30, 2001. As a result, the Company recognized approximately $361,000 of compensation expense in the fiscal year ended March 31, 2001 and $188,000 in the quarter ended June 30, 2001 for the shares that vested immediately and for the shares that vest in September 2001, respectively. This amount is included in the $1.3 million of deferred compensation reported above.

     In May 2001, the Company issued approximately 797,500 shares of restricted stock with a fair value of $1.17 in exchange for the cancellation of approximately 737,500 options. The restricted stock was issued with a purchase price of $0.001 with one sixth of the stock vesting on the grant date and the remainder vesting over

                              DIGITAL IMPACT, INC.

three years. As a result, the Company recognized approximately $657,000 of compensation expense in the quarter ended June 30, 2001 for the shares that vested immediately and the shares that vested in the first quarter. This amount is included in the $1.3 million of deferred compensation reported above. The remainder of the unearned stock-based compensation will be recognized over the period which the restricted stock vests in accordance with FASB Interpretation No. 28.

NOTE 6. RESTRUCTURING CHARGES

     In March 2001, the company finalized its realignment plans. In April 2001, management executed its plans to reduce employee headcount in order to better align its sales, development and administrative organization. This involved the involuntary terminations of approximately 60 employees, representing approximately 15% of the Company's workforce. As a result Digital Impact, recorded a $250,000 charge to operations during the fourth quarter of 2001 related to payments for severance as well as the costs of outplacement services and the provision for continued benefits to terminated personnel.

     As of June 30, 2001, substantially all of the $250,000 charge had been paid. Digital Impact expects to pay any remaining costs related to this charge in the second fiscal quarter of 2002.

NOTE 7. CONTINGENCIES

     On June 5 2001, a putative securities class action, captioned Stein v. Digital Impact, Inc., et al., Civil Action No. 01-CV-4942, was filed against Digital Impact, two of its officers (William Park and David Oppenheimer), and Credit Suisse First Boston Corporation ("CSFB"), an underwriter in Digital Impact's initial public offering, in the United States District Court for the Southern District of New York. The complaint alleges violations of Section 11 of the Securities Act of 1933 (the "Securities Act") against all defendants, a violation of Section 15 of the Securities Act against William Park and David Oppenheimer, and violations of Section 12(a)(2) of the Securities Act and
Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5, promulgated thereunder) against CSFB. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between November 22, 1999 and December 6, 2000. On June 19, 2001, a similar complaint, captioned Dramn v. Digital Impact et al., Civil Action No. 01-CV-5103, was filed in the United States District Court for the Southern District of New York. The complaint is substantially identical to the Stein complaint: it names the same defendants, contains virtually identical claims, and seeks unspecified damages on behalf of a purported class of purchasers of common stock during an identical class period.

     On June 29, 2001, another similar complaint, captioned Martin v. Digital Impact et al., Civil Action No. 01-CV-5963, was filed in the United States District Court for the Southern District of New York. The complaint is substantially identical to the Stein complaint: it contains virtually identical claims and seeks unspecified damages on behalf of a purported class of purchasers of common stock during an identical class period. In addition to the defendants named in Stein, the Martin complaint names Gerardo Capiel, a Digital Impact director, as well as J.P. Morgan Chase, U.S. Bancorp Piper Jaffray, Inc. and Bear, Stearns & Co. Inc. co-underwriters in Digital Impact's initial public offering. The Martin complaint also alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) against Digital Impact, William Park, David Oppenheimer and Gerardo Capiel.

     The Company anticipates that additional, substantially identical lawsuits may be brought and further anticipates that all such lawsuits will eventually be coordinated or consolidated with one another. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 130 other companies. To date, there have been no significant developments in the litigation. In the opinion of management, after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our business, financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of factors including those discussed in "Certain Factors Which May Impact Future Operating Results," starting on page 11, as well as factors set forth in Digital Impact's Annual Report on Form 10-K for the fiscal year ended March 31, 2001. Any forward-looking statements speak only as of the date such statements are made.

OVERVIEW

     Digital Impact, Inc. is one of the premier providers of online direct marketing solutions to enterprises. We were incorporated in California in October 1997 and reincorporated in Delaware in October 1999. Digital Impact's solutions -- Strategy, Customer Acquisition and Customer Marketing -- enable corporations to create and deliver marketing programs that drive revenue, influence behavior and deepen customer relationships. Digital Impact solutions provide deeper customer insight and powerful program execution through a combination of hosted web applications, messaging technology infrastructure and professional services.

     In July 2000, we acquired MineShare, Inc. ("MineShare"), a customer intelligence and analysis company based in Santa Monica, California. The transaction was accounted for using the purchase method of accounting.

     Digital Impact generates revenues from the sale of solutions that enable businesses to proactively communicate with their customers online. Historically, these solutions have primarily consisted of the design and execution of online direct marketing campaigns, the development and execution of customer acquisition programs, and additional services delivered by our professional services organization. In accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," revenue is recognized when online direct marketing campaigns are delivered, provided that there are no remaining significant obligations and collection of the resulting receivable is reasonably assured. Revenue generated from our acquisition services group, which assists clients in growing their email lists through the use of third party list rentals, is recognized when the campaigns are delivered, provided there are no significant remaining obligations and the collection of receivables is reasonably assured. The cost of renting the list is passed through to our clients and hence is offset against the corresponding revenue. Revenue generated from our professional services is recognized as the services are provided.

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

     Total operating expenses also include non-cash expenses related to stock-based compensation and amortization of goodwill and purchased intangibles.

     As of June 30, 2001 we had 328 full-time employees. In April 2001 we realigned our organization with a workforce reduction of approximately 60 employees in order to streamline operations, reduce costs and bring our staffing structure in line with current economic conditions. In March 2001, the Company finalized its realignment plans. As a result, the costs associated with the work force reduction, including severance and other employee-related costs, were accrued in the balance sheet for the fiscal year ended March 31, 2001.

RESULTS OF OPERATIONS

     The following table sets forth selected data for the periods indicated as a percentage of total revenues. These operating results are not necessarily indicative of results for any future periods.

                                                             THREE MONTHS ENDED
                                                                  JUNE 30,
                                                             ------------------
                                                             2001         2000
                                                             -----        -----
Net revenue................................................   100%         100%
Cost of revenue............................................    46%          44%
                                                              ---          ---
Gross margin...............................................    54%          56%
Operating expenses:
  Research and development.................................    37%          38%
  Sales and marketing......................................    45%          50%
  General and administrative...............................    23%          27%
  Stock-based compensation.................................    13%          24%
  Amortization of goodwill and purchased intangibles.......     4%          --
                                                              ---          ---
          Total operating expenses.........................   122%         139%
Loss from operations.......................................   (68)%        (83)%
                                                              ===          ===
Interest income, net.......................................     2%          12%
                                                              ---          ---
          Net loss.........................................   (66)%        (71)%
                                                              ===          ===

     THREE MONTHS ENDED JUNE 30, 2001 AND 2000

     Revenues. Total revenues increased 18% from $8.5 million for the three months ended June 30, 2000 to $10.0 million for the three months ended June 30, 2001. The increase was primarily due to the addition of new clients from June 2000 through June 2001, increased volume from continuing clients, and expansion of our core service offerings.

     Cost of Revenues. Total cost of revenues increased from $3.7 million during the quarter ended June 30, 2000 to $4.6 million during the quarter ended June 30, 2001. The increase was primarily due to higher costs of campaign creation and delivery associated with supporting our growing client base, a higher volume of campaigns, and the expansion of our data center infrastructure. Gross margins declined from 56% for the quarter ended June 30, 2000 to 54% for the quarter ended June 30, 2001, largely due to continued investment in our data center infrastructure, resulting in excess capacity that when spread over our revenue base resulted in slightly lower margins.

     Research and Development. Research and development expenses consist primarily of personnel and related costs, consultants and outside contractor costs, and software and hardware maintenance costs for our development efforts. To date, all research and development costs have been expensed as incurred. Research and development expenses increased by 16% to $3.7 million for the quarter ended June 30, 2001 from $3.2 million for the quarter ended June 30, 2000. The increase is primarily a result of an increase in personnel costs of approximately $300,000, largely related to the increase in engineering staff associated with our MineShare acquisition, and a $161,000 increase in amortized tangible purchased technology expense related to our MineShare acquisition. We expect to continue to make substantial investments in research and development.

     Sales and Marketing. Sales and marketing expenses consist of personnel and related costs primarily for our direct sales force and marketing staff, as well as marketing programs, which include trade shows, advertisements, promotional activities and media events. Sales and marketing expenses increased 7% to $4.5 million for the three months ended June 30, 2001 from $4.2 million for the three months ended June 30,

2000. The increase was primarily due to an increase in marketing costs of $400,000 related to expanded advertising and promotional activities.

     General and Administrative. General and administrative expenses consist primarily of personnel and related costs for general corporate purposes, including information services, finance, accounting, human resources, facilities and legal. General and administrative expenses remained constant at $2.3 million for the three months ended June 30, 2001 and 2000.

     Stock-based Compensation. In connection with the granting of stock options to our employees and the assumption of options related to the acquisition of MineShare, we recorded unearned stock based compensation totaling approximately $19.4 million, net of cancellations, through June 30, 2001. This amount represents the total difference between the exercise prices of the stock options and the deemed fair market value of the underlying common stock for accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the methods described in FASB Interpretation No. 28.

     Stock-based compensation, a noncash expense, decreased 34% to $1.3 million for the three months ended June 30, 2001 from $2.0 million for the three months ended June 30, 2000. Unearned stock based compensation is recognized over the period during which the underlying stock options vest, generally four years.

     Amortization of Goodwill and Purchased Intangibles. During the quarter ended June 30, 2001, we recorded amortization of goodwill and purchased intangibles of $375,000. The goodwill and purchased intangibles relate to the July 31, 2000 acquisition of MineShare and are being amortized over three years.

     Interest Income, Net. Interest income decreased from $968,000 for the quarter ended June 30, 2000 to $184,000 for the quarter ended June 30, 2001. The decrease is largely due to lower average cash and cash equivalents balances resulting from the use of cash to fund current operations and lower prevailing interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $3.0 million for the three months ended June 30, 2001, which was due primarily to a net loss of $6.6 million, a $900,000 decline in accounts payable and an increase in prepaid expenses and other current assets of $548,000. This was partially offset by noncash charges including the amortization of stock-based compensation ($1.3 million) and depreciation and amortization ($1.9 million), as well as a decrease of $2.2 million in accounts receivable related to aggressive collection efforts. Net cash used in operating activities for the three months ended June 30, 2000 was $7.2 million.

     Our investing activities used $1.2 million during the three months ended June 30, 2001, which was attributable primarily to the acquisition of property and equipment related to significant investments in our data center infrastructure. Cash used in investing activities for the three months ended June 30, 2000 was $1.6 million.

     Financing activities used $200,000 during the three months ended June 30, 2001, which was attributable primarily to payments on long-term debt. This was partially offset by proceeds from the exercise of stock options and the purchase of shares through our employee stock purchase plan. During the three months ended June 30, 2000, cash provided by financing activities was $747,000, which consisted primarily of proceeds from the exercise of stock options and the purchase of shares through our employee stock purchase plan. This was slightly offset by principal payments on our long-term debt.

     At June 30, 2001, we had $30.6 million in cash and cash equivalents and availability of $160,000 under a leasing line of credit. Amounts borrowed under this leasing line of credit totaled approximately $675,000 at June 30, 2001 and bear interest at rates of between 6.2% and 10.1%. We also had $2.8 million outstanding under a term loan. The loan bears interest at the three-year Treasury rate plus 950 basis points (14.02% as of June 30, 2001) and is secured by the underlying assets. Our MineShare subsidiary had approximately $42,000 outstanding under a $50,000 revolving line of credit that bears interest at prime plus 3% (9.75% as of June 30, 2001). We have an equipment loan facility with a maximum borrowing limit of $800,000, which is secured by the equipment of our MineShare subsidiary and bears interest at a rate of 10%. As of June 30, 2001, approximately $321,000 was outstanding under this facility. We have a second equipment loan facility with a borrowing limit of $1,000,000, which is secured by the equipment of our MineShare subsidiary, and bears interest at a rate of 10%. As of June 30, 2001, approximately $112,000 was outstanding under this facility.

     Our other principal commitments at June 30, 2001 consisted of obligations under operating leases for facilities and our pledge of $1.8 million of cash as collateral for an outstanding letter of credit. For additional information, see the financial statements. We believe that our existing cash and cash equivalents will be sufficient to satisfy our currently anticipated cash requirements for the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities and hence SFAS 133 did not have a material impact upon the financial statements of the Company.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations," which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. It requires that all business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, and also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company does not expect the adoption of SFAS No. 141 to have a material effect on its financial position or results of operations.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of this Statement are effective starting with fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. Accordingly, the Company has elected not to early adopt SFAS No. 142 beginning with the first quarter of fiscal 2002. Upon adoption of SFAS No. 142, the Company will reclassify the amount relating to assembled workforce (currently approximately $1.8 million) from intangible assets to goodwill and will no longer amortize goodwill.

CERTAIN FACTORS WHICH MAY IMPACT FUTURE OPERATING RESULTS

     Our future operating results may vary substantially from period to period due to a number of factors, many of which are beyond our control. The following discussion highlights some of these factors and the possible impact of these factors on future results of operations. If any of the following factors actually occur, our business, financial condition or results of operations could be harmed. In that case, the price of our common stock could decline, and investors could experience losses on their investment.

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

IF BUSINESSES AND CONSUMERS FAIL TO ACCEPT ONLINE DIRECT MARKETING AS A MEANS TO ATTRACT NEW CUSTOMERS, DEMAND FOR OUR SERVICES MAY NOT DEVELOP AND THE PRICE OF OUR STOCK COULD DECLINE.

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

THE LOSS OF A MAJOR CLIENT COULD RESULT IN LOWER THAN EXPECTED REVENUES.

     The loss of a major client could harm our business. While no single client accounted for more than 10% of our revenues for the quarter ended June 30, 2001, the loss of a major client could have a material adverse effect on our business and results of operations. Additionally, some Internet-based businesses have recently been experiencing financial problems. While the majority of our clients are not Internet-based businesses, the loss of a number of these clients could have a material adverse effect on our business and our results of operations.

THE ONLINE DIRECT MARKETING INDUSTRY IS HIGHLY COMPETITIVE, AND IF WE ARE UNABLE TO COMPETE EFFECTIVELY, THE DEMAND FOR, OR THE PRICES OF, OUR SERVICES MAY DECLINE.

     The market for online direct marketing is highly competitive, rapidly evolving and experiencing rapid technological change. Intense competition may result in price reductions, reduced sales, gross margins and operating margins, and loss of market share. Our principal competitors include providers of online direct marketing solutions such as Exactis.com (recently acquired by Experian), DoubleClick (through its acquisition of FloNetwork and its proposed acquisition of MessageMedia), Responsys.com, Netcentives Inc. (through its subsidiary Post Communications), and Annuncio Software, Inc., as well as the in-house information technology departments of our existing and prospective clients.

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

     Many of these potential competitors have broad distribution channels and they may bundle competing products or services. As a result of future competition, the demand for our services could substantially decline. Any of these occurrences could harm our ability to compete effectively.

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

     Our future success depends to a significant degree on the skills, experience and efforts of our senior management. In particular, we depend upon the continued services of our co-founders William Park, our Chief Executive Officer, and Gerardo Capiel, our Chief Technology Officer, whose vision for our company, knowledge of our business and technical expertise would be extremely difficult to replace. In addition, we have not obtained life insurance benefiting Digital Impact covering any of our key employees. If any of our key employees left or was seriously injured and unable to work and we were unable to find a qualified replacement, the level of services we are able to provide could decline or we could be otherwise unable to execute our business strategy.

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

THE CURRENT ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR
EXPENSES.

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. California has on some occasions implemented, and has announced its intention in the future to continue to implement, rolling blackouts throughout California. We currently do not have backup generators and possess limited alternate sources of power in the event of a blackout. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our California facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business.

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

IF WE ARE UNABLE TO SAFEGUARD THE CONFIDENTIAL INFORMATION IN OUR DATA WAREHOUSE, OUR REPUTATION MAY BE HARMED AND WE MAY BE EXPOSED TO LIABILITY.

     We currently store confidential customer information in a secure data warehouse. We cannot be certain, however, that we will be able to prevent unauthorized individuals from gaining access to this data warehouse. If any compromise or breach of security were to occur, it could harm our reputation and expose us to possible liability. Any unauthorized access to our servers could result in the misappropriation of confidential customer information or cause interruptions in our services. It is also possible that one of our employees could attempt to misuse confidential customer information, exposing us to liability. In addition, our reputation may be harmed if we lose customer information maintained in our data warehouse due to systems interruptions or other reasons.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For the period from our inception through June 30, 2001, we provided our services to clients primarily in the United States. As a result, our financial results have not been directly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The majority of our sales are currently denominated in U.S. dollars. During the quarter ended June 30, 2000, we established a subsidiary in the United Kingdom which has had minimal operations to date. As the operations of this subsidiary expand, our future operating results could be directly impacted by changes in foreign currency exchange rates or economic conditions in this region. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities which are tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We plan to mitigate default risk by investing in high-credit quality securities.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On June 5 2001, a putative securities class action, captioned Stein v. Digital Impact, Inc., et al., Civil Action No. 01-CV-4942, was filed against Digital Impact, two of its officers (William Park and David Oppenheimer), and Credit Suisse First Boston Corporation ("CSFB"), an underwriter in Digital Impact's initial public offering, in the United States District Court for the Southern District of New York. The complaint alleges violations of Section 11 of the Securities Act of 1933 (the "Securities Act") against all defendants, a violation of Section 15 of the Securities Act against William Park and David Oppenheimer, and violations of Section 12(a)(2) of the Securities Act and
Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5, promulgated thereunder) against CSFB. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between November 22, 1999 and December 6, 2000. On June 19, 2001, a similar complaint, captioned Dramn v. Digital Impact et al., Civil Action No. 01-CV-5103, was filed in the United States District Court for the Southern District of New York. The complaint is substantially identical to the Stein complaint: it names the same defendants, contains virtually identical claims, and seeks unspecified damages on behalf of a purported class of purchasers of common stock during an identical class period.

     On June 29, 2001, another similar complaint, captioned Martin v. Digital Impact et al., Civil Action No. 01-CV-5963, was filed in the United States District Court for the Southern District of New York. The complaint is substantially identical to the Stein complaint: it contains virtually identical claims and seeks unspecified damages on behalf of a purported class of purchasers of common stock during an identical class period. In addition to the defendants named in Stein, the Martin complaint names Gerardo Capiel, a Digital Impact director, as well as J.P. Morgan Chase, U.S. Bancorp Piper Jaffray, Inc. and Bear, Stearns & Co. Inc. co-underwriters in Digital Impact's initial public offering. The Martin complaint also alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) against Digital Impact, William Park, David Oppenheimer and Gerardo Capiel.

     The Company anticipates that additional, substantially identical lawsuits may be brought and further anticipates that all such lawsuits will eventually be coordinated or consolidated with one another. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 130 other companies. To date, there have been no significant developments in the litigation. In the opinion of management, after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our business, financial condition or results of operations.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

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

     Currently, we have placed the remaining net proceeds (approximately $30 million) from the offering in short-term, interest bearing, investment grade securities. During the first quarter, we used approximately $4.5 million of the net proceeds to fund our general operations. We expect to use the remaining offering net proceeds for working capital and general corporate purposes, including continued investment in the development of our current and future online direct marketing services, the expansion of our sales and marketing activities, and investment in our infrastructure. Additionally, we may use a portion of the net proceeds to acquire or invest in complementary products, technologies, or businesses.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits

     None

     Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2001                    DIGITAL IMPACT, INC.
                                          (Registrant)

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

                                          /s/ DAVID OPPENHEIMER
                                          --------------------------------------
                                                    David Oppenheimer
                                           Sr. Vice President, Chief Financial
                                                  Officer and Treasurer
                                           (Principal Financial and Accounting
                                                         Officer)