Form 10-Q
period 2001-09-30
DIGITAL IMPACT INC /DE/
filed 2001-11-14
CIK 1095105

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q
                             ---------------------

(Mark one)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001




                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

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

     As of November 9, 2001, there were approximately 28,719,000 shares of the Registrant's Common Stock outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              DIGITAL IMPACT, INC.

                                     INDEX

                                                                          PAGE
                                                                          NO.
                                                                        --------
                         PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
         Condensed Consolidated Statements of Operations for the
         three and six months ended September 30, 2001 and 2000......       2
         Consolidated Balance Sheets as of September 30, 2001 and
         March 31, 2001..............................................       3
         Condensed Consolidated Statements of Cash Flows for the six
         months ended September 30, 2001 and 2000....................       4
         Notes to Condensed Consolidated Financial Statements........       5
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...................................      10
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK........................................................      15

                          PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS...........................................      19
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...................      20
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........      20
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................      21
         SIGNATURES..................................................      22

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              DIGITAL IMPACT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                      ------------------   -------------------
                                                       2001       2000       2001       2000
                                                      -------   --------   --------   --------
Revenues............................................  $ 8,420   $  9,371   $ 18,426   $ 17,845
Cost of revenues....................................    4,212      4,154      8,772      7,867
                                                      -------   --------   --------   --------
Gross margin........................................    4,208      5,217      9,654      9,978
Operating expenses:
  Research and development..........................    3,032      4,640      6,723      7,866
  Sales and marketing...............................    4,389      3,926      8,904      8,150
  General and administrative........................    2,288      2,767      4,618      5,067
  Stock-based compensation..........................      816      1,723      2,150      3,758
  Amortization of goodwill and purchased
     intangibles....................................      375      1,607        750      1,607
  Write-off of acquired in-process research and
     development and fixed assets...................       --      4,563         --      4,563
                                                      -------   --------   --------   --------
Total operating expenses............................   10,900     19,226     23,145     31,011
                                                      -------   --------   --------   --------
Loss from operations................................   (6,692)   (14,009)   (13,491)   (21,033)
Interest income, net................................      141        868        325      1,836
                                                      -------   --------   --------   --------
Net loss............................................  $(6,551)  $(13,141)  $(13,166)  $(19,197)
                                                      =======   ========   ========   ========
Net loss per common share -- basic and diluted......  $ (0.24)  $  (0.55)  $  (0.48)  $  (0.83)
                                                      =======   ========   ========   ========
Shares used in net loss per common share
  calculation -- basic and diluted..................   27,610     24,010     27,340     23,090
                                                      =======   ========   ========   ========

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                              DIGITAL IMPACT, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   MARCH 31,
                                                                  2001          2001
                                                              -------------   ---------
                                        ASSETS
Current assets:
     Cash and cash equivalents..............................     $28,036       $35,038
     Accounts receivable, net...............................       8,138        12,899
     Prepaid expenses and other current assets..............         814           551
                                                                 -------       -------
          Total current assets..............................      36,988        48,488
                                                                 -------       -------
Property and equipment, net.................................      12,223        13,100
Restricted cash.............................................       1,932         1,847
Intangible assets...........................................       3,932         5,005
Other assets................................................         494           579
                                                                 -------       -------
          Total assets......................................     $55,569       $69,019
                                                                 =======       =======

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.......................................     $ 2,399       $ 4,557
     Deferred revenues......................................       1,269         1,050
     Accrued payroll........................................       2,114         2,342
     Accrued liabilities....................................         977         1,087
     Current portion of capital lease obligations...........         817           862
     Current portion of long term debt......................       1,359           913
                                                                 -------       -------
          Total current liabilities.........................       8,935        10,811
                                                                 -------       -------
Capital lease obligations, less current portion.............         106           524
Long term debt, less current portion........................       1,893         2,129
                                                                 -------       -------
          Total liabilities.................................      10,934        13,464
                                                                 -------       -------
Stockholders' equity:
     Common Stock...........................................          27            27
     Additional paid-in capital.............................     142,657       141,823
     Accumulated other comprehensive loss...................         (34)          (34)
     Unearned stock-based compensation......................      (2,766)       (4,387)
     Accumulated deficit....................................     (94,893)      (81,727)
     Less treasury stock at cost............................     $  (356)         (147)
                                                                 -------       -------
          Total stockholders' equity........................      44,635        55,555
                                                                 -------       -------
          Total liabilities and stockholders' equity........     $55,569       $69,019
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

                              DIGITAL IMPACT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Cash flows from operating activities
  Net loss..................................................  $(13,166)  $(19,197)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Charge for acquired in-process research and development
      and fixed assets......................................        --      4,563
     Depreciation and amortization..........................     3,830      3,419
     Provision for (recovery of) bad debts..................      (209)       600
     Amortization of unearned stock-based compensation......     2,150      3,758
     Changes in operating assets and liabilities:
       Accounts receivable..................................     4,970     (4,105)
       Prepaid expenses and other current assets............      (263)       128
       Restricted cash......................................       (85)    (1,739)
       Other assets.........................................        85       (317)
       Accounts payable.....................................    (2,158)       628
       Accrued liabilities and deferred revenue.............      (119)       351
                                                              --------   --------
Net cash used in operating activities.......................    (4,965)   (11,911)
                                                              --------   --------
Cash flows from investing activities
  Acquisition of property and equipment.....................    (1,257)    (5,107)
  Cash acquired from acquisition............................        --        264
                                                              --------   --------
Net cash used in investing activities.......................    (1,257)    (4,843)
                                                              --------   --------
Cash flows from financing activities
  Principal payments on long-term debt......................      (876)      (395)
  Proceeds from exercise of common stock options and
     warrants, net of treasury stock repurchase.............        96      1,016
                                                              --------   --------
Net cash (used in) provided by financing activities.........      (780)       621
                                                              --------   --------
Net decrease in cash and cash equivalents...................    (7,002)   (16,133)
Cash and cash equivalents at beginning of period............    35,038     68,073
                                                              --------   --------
Cash and cash equivalents at end of period..................  $ 28,036   $ 51,940
                                                              ========   ========
Supplemental noncash information:
  Fair value of net assets acquired (excluding transaction
     costs).................................................  $     --   $ 31,145
  Assets acquired under capital leases......................  $    623   $    140
  Unearned stock-based compensation.........................  $    529   $   (349)

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                              DIGITAL IMPACT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  THE COMPANY

     Digital Impact, Inc. ("Digital Impact" or the "Company") is one of the premier providers of online direct marketing solutions for enterprises. The Company was incorporated in California in October 1997 and reincorporated in Delaware in October 1999. Digital Impact's solutions -- Strategy, Customer Acquisition and Customer Marketing -- enable corporations to create and deliver marketing programs that drive revenue, influence behavior and deepen customer relationships. Digital Impact solutions provide deeper customer insight and powerful program execution through a combination of hosted web applications, messaging technology infrastructure and professional services.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION AND LIQUIDITY

     The accompanying interim consolidated financial statements are unaudited, but in the opinion of management, contain all the adjustments (consisting of those of a normal, recurring nature) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's ("SEC") rules and regulations. Results of operations are not necessarily indicative of the results expected for the full fiscal year or any other future period.

     The accompanying interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Digital Impact's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

     The Company has incurred recurring losses from operations and has an accumulated deficit of approximately $94.9 million as of September 30, 2001. The Company has incurred substantial losses and negative cash flows from operations since inception. For the six months ended September 30, 2001, the Company incurred a loss from operations of approximately $13.5 million and negative cash flows from operations of approximately $5.0 million. Management expects operating losses and negative cash flows to continue for the next several quarters and anticipates that losses will decrease from its historic levels due to a reduction of costs and expenses related to its workforce following the 10% reduction in force in September, consultants and other discretionary spending and an increase in its customer revenues and expansion of product offerings and development of relationships with other businesses. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company's ability to achieve its intended business objectives.

     The Company believes it has sufficient cash and cash equivalents to fund operations for the next twelve months.

  PRINCIPLES OF CONSOLIDATION

     The accompanying interim consolidated financial statements include the accounts of Digital Impact, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated on consolidation.

  COMPREHENSIVE INCOME

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive loss, a component of stockholders' equity, recorded by the Company for the six months ended September 30, 2001

                              DIGITAL IMPACT, INC.

was attributable to an unrealized loss on cash equivalents. The Company did not have any additional transactions that were required to be reported in other comprehensive income during the six months ended September 30, 2001.

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

NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SAFAS 133". SFAS 137 deferred the date of SFAS 133 until the first fiscal year beginning after June 15, 2001. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of SFAS 133." SFAS 138 amends SFAS 133 to permit limited use of central treasury offsetting of net exposures of intercompany derivatives for foreign currency cash flow hedges. SFAS 138 must be adopted concurrently with SFAS 133. The Company does not currently hold derivative instruments or engage in hedging activities and hence the implementation of SFAS 133 did not have a material impact upon the financial statements of the Company.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations," which established financial accounting and reporting for business combinations and superseded APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. It requires that all business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, and also apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets," which established financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. The provisions of this Statement are effective starting with fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. Accordingly, the Company has elected not to early adopt SFAS No. 142 beginning with the first quarter of fiscal 2002. Upon adoption of FAS 142, the Company will reclassify the amount relating to assembled workforce (currently $1.6 million) from intangible assets to goodwill and will no longer amortize goodwill.

                              DIGITAL IMPACT, INC.

     On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for all financial statements issued in 2002. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's financial statements.

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

                                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                      ------------------   -------------------
                                                       2001       2000       2001       2000
                                                      -------   --------   --------   --------
Numerator:
Net loss............................................  $(6,551)  $(13,141)  $(13,166)  $(19,197)
                                                      =======   ========   ========   ========
Denominator:
  Weighted average common shares outstanding........   28,060     26,030     27,980     25,330
  Weighted average unvested common shares subject to
     repurchase.....................................     (450)    (2,020)      (641)    (2,240)
                                                      -------   --------   --------   --------
Denominator for basic and diluted calculation.......   27,610     24,010     27,340     23,090
                                                      =======   ========   ========   ========
Net loss per common share -- basic and diluted......  $ (0.24)  $  (0.55)  $  (0.48)  $  (0.83)
                                                      =======   ========   ========   ========

     The following warrants, outstanding stock options, and shares subject to repurchase by the Company have been excluded from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented:

                                                                 SIX MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Options.....................................................   6,585,000    6,624,000
Shares......................................................     270,042    1,810,000
Warrants....................................................          --       38,000

NOTE 5.  STOCK-BASED COMPENSATION

     During the six months ended September 30, 2001, the Company reduced unearned stock-based compensation, a component of stockholders' equity, by approximately $1.7 million. This reduction was the

                              DIGITAL IMPACT, INC.

result of amortization of stock-based compensation of approximately $2.2 million and a reduction of approximately $823,000 related primarily to stock option forfeitures and the revaluation of options granted to consultants, offset by the recording of approximately $1.3 million of deferred compensation related to the issuance of restricted stock in exchange for the cancellation of options. Unearned stock-based compensation is amortized to expense over the period during which the options and restricted stock vest, generally three to four years, in accordance with FASB Interpretation No. 28.

     In March 2001, the Company issued approximately 548,000 shares of restricted stock with a fair value of $1.34 as part of a retention program designed to retain key executives. The restricted stock was issued with a purchase price of $0.001 with half the stock vesting on the date of issuance and the remaining half vesting in the quarter ended September 30, 2001. As a result, the Company recognized approximately $361,000 of compensation expense in the fiscal year ended March 31, 2001 and $375,000 in the six months ended September 30, 2001. This amount is included in the $2.2 million of deferred compensation reported above.

     In May 2001, the Company issued approximately 797,500 shares of restricted stock with a fair value of $1.17 in exchange for the cancellation of approximately 737,500 options. The restricted stock was issued with a purchase price of $0.001 with one sixth of the stock vesting on the grant date and the remainder vesting over three years. As a result, the Company recognized approximately $921,000 of compensation expense in the six months ended September 30, 2001 for the shares that vested immediately and the shares that vested in the first and second quarters. The remainder of the unearned stock-based compensation will be recognized over the period which the restricted stock vests in accordance with FASB Interpretation No. 28.

NOTE 6.  RESTRUCTURING CHARGES

     In September 2001, management took additional steps to further increase operational efficiencies and to bring costs in line with revenues. These measures included the involuntary termination of approximately 30 employees, approximately 10% of the Company's workforce. As a result, Digital Impact recorded a charge of approximately $100,000 to operations for the quarter ended September 30, 2001. As of September 30, 2001, all of the $100,000 charge had been paid.

NOTE 7.  CONTINGENCIES

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

     On June 29, 2001, another similar complaint, captioned Martin v. Digital Impact et al., Civil Action No. 01-CV-5963, was filed in the United States District Court for the Southern District of New York. The complaint is substantially identical to the Stein complaint: it contains virtually identical claims and seeks unspecified damages on behalf of a purported class of purchasers of common stock during an identical class period. In addition to the defendants named in Stein, the Martin complaint names Gerardo Capiel, a Digital

                              DIGITAL IMPACT, INC.

Impact officer and director, as well as J.P. Morgan Chase, U.S. Bancorp Piper Jaffray, Inc. and Bear Stearns, co-underwriters in Digital Impact's initial public offering. The Martin complaint also alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) against Digital Impact, William Park, David Oppenheimer and Gerardo Capiel. The Company anticipates that additional, substantially similar lawsuits may be brought.

     Various plaintiffs have filed similar actions in the United States District Court for the Southern District of New York asserting virtually identical allegations against more than 180 other issuers. These cases have all been assigned to the Hon. Shira Scheindlin for coordination and decisions on pretrial motions, discovery, and related matters other than trial. The Company believes that it has meritorious defenses to these lawsuits and will defend itself vigorously in the litigation. In the opinion of management, after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our business, financial condition or results of operations, and hence no amounts have been accrued for these cases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of factors including those discussed in "Certain Factors Which May Impact Future Operating Results," starting on page 15, as well as factors set forth in Digital Impact's Annual Report on Form 10-K for the fiscal year ended March 31, 2001. Any forward-looking statements speak only as of the date such statements are made.

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

     As of September 30, 2001 we had 304 full-time employees. In April and September 2001 we realigned our organization with a workforce reduction of approximately 60 and 30 employees, respectively, in order to streamline operations, reduce costs and bring our staffing structure in line with current economic conditions. As a result, costs associated with the April workforce reduction, including severance and other employee-related costs, were accrued in the balance sheet for the fiscal year ended March 31, 2001. Expenses related to the September work force reduction, including severance and other employee expenses, were expensed in the quarter ended September 30, 2001.

RESULTS OF OPERATIONS

     The following table sets forth selected data for the periods indicated as a percentage of total revenues. These operating results are not necessarily indicative of results for any future periods.

                                                               THREE MONTHS       SIX MONTHS
                                                                  ENDED             ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                              --------------    --------------
                                                              2001     2000     2001     2000
                                                              -----    -----    -----    -----
Net revenue.................................................   100%     100%     100%     100%
Cost of revenue.............................................    50%      44%      48%      44%
                                                               ---     ----      ---     ----
Gross margin................................................    50%      56%      52%      56%
Operating expenses:
     Research and development...............................    36%      50%      36%      44%
     Sales and marketing....................................    52%      42%      48%      46%
     General and administrative.............................    27%      29%      25%      28%
     Stock-based compensation...............................    10%      18%      12%      21%
     Amortization of goodwill and purchased intangibles.....     4%      17%       4%       9%
     Nonrecurring charges...................................    --       49%      --       26%
                                                               ---     ----      ---     ----
          Total operating expenses..........................   129%     205%     125%     174%
Loss from operations........................................   (79)%   (149)%    (73)%   (118)%
                                                               ===     ====      ===     ====
Interest income, net........................................     2%       9%       2%      10%
                                                               ---     ----      ---     ----
          Net loss..........................................   (77)%   (140)%    (71)%   (108)%
                                                               ===     ====      ===     ====

  THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     Revenues. Total revenues decreased 10% to $8.4 million for the three months ended September 30, 2001 from $9.4 million for the three months ended September 30, 2000. The decrease was primarily due to a decline in clients and spending from certain continuing clients from September 2000 through September 2001 as well a temporary decline in email volume related to the events of September 11th, partially offset by increased message volume and revenue from other continuing clients, and the expansion of our core service offerings.

     Cost of Revenues. Total cost of revenues were flat at $4.2 million for the three months ending September 30, 2000 and 2001. Gross margins declined to 50% for the quarter ended September 30, 2001 from 56% for the quarter ended September 30, 2000, largely due to continued investment in our data center infrastructure, resulting in excess capacity that when spread over our revenue base resulted in slightly lower margins.

     Research and Development. Research and development expenses consist primarily of personnel and related costs, consultants and outside contractor costs, and software and hardware maintenance costs for our development efforts. To date, all research and development costs have been expensed as incurred. Research and development expenses declined by 35% to $3.0 million for the quarter ended September 30, 2001 from $4.6 million for the quarter ended September 30, 2000. The decline is primarily a result of a decrease in personnel costs of approximately $1.1 million, largely related to the decrease in engineering staff related to our April and September realignment initiatives, and a $900,000 reduction in outside consulting expenses related to continuing efforts to meet development needs with internal resources, offset by a $161,000 increase in amortized tangible purchased technology expense related to our MineShare acquisition. We expect to continue to make investments in research and development.

     Sales and Marketing. Sales and marketing expenses consist of personnel and related costs primarily for our direct sales force and marketing staff, as well as marketing programs, which include trade shows, advertisements, promotional activities and media events. Sales and marketing expenses increased 12% to $4.4 million for the three months ended September 30, 2001 from $3.9 million for the three months ended September 30, 2000. The increase was primarily due to an increase in personnel costs of $200,000 related to expansion of our sales organization and an increase in marketing costs of $200,000 related to expanded advertising and promotional activities.

     General and Administrative. General and administrative expenses consist primarily of personnel and related costs for general corporate purposes, including information services, finance, accounting, human resources, facilities and legal. General and administrative expenses declined by 17% to $2.3 million for the three months ended September 30, 2001 from $2.8 million for the three months ended September 30, 2000. The overall decrease was primarily the result of a reduction in professional service fees of $100,000, a decrease in travel and entertainment expenses of $50,000 and a decline in bad debt expense of $50,000.

     Stock-based Compensation. In connection with the granting of stock options to our employees and the assumption of options related to the acquisition of MineShare, we recorded unearned stock based compensation totaling approximately $19.1 million, net of forfeitures, from inception through September 30, 2001. This amount represents the total difference between the exercise prices of the stock options or purchase price of restricted stock and the deemed fair market value of the underlying common stock for accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the methods described in FASB Interpretation No. 28.

     Stock-based compensation, a noncash expense, decreased 53% to $816,000 for the three months ended September 30, 2001 from $1.7 million for the three months ended September 30, 2000. Unearned stock based compensation is recognized over the period during which the underlying stock options vest, generally four years.

     Amortization of Goodwill and Purchased Intangibles. During the quarter ended September 30, 2001, we recorded amortization of goodwill and purchased intangibles of $375,000. The goodwill and purchased intangibles relate to the July 31, 2000 acquisition of MineShare and are being amortized over three years.

     Write-off of Acquired In-process Research and Development and Fixed
Assets. Nonrecurring charges recorded during the quarter ended September 30, 2000 ($4.6 million) consisted primarily of the write-off of purchased in-process research and development and fixed assets associated with the acquisition of MineShare.

     Interest Income, Net. Interest income decreased to $141,000 for the quarter ended September 30, 2001 from $868,000 for the quarter ended September 30, 2000. The decrease is largely due to lower average cash and cash equivalents balances resulting from the use of cash to fund current operations and lower prevailing interest rates.

  SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     Revenues. Total revenues increased 3% to $18.4 million for the six months ended September 30, 2001 from $17.8 million for the six months ended September 30, 2000. The increase was primarily due to increased volume and revenue from continuing clients, partially offset by a decline in total clients from September 2000 through September 2001 as well a temporary decline in email volume related to the events of September 11th.

     Cost of Revenues. Total cost of revenues increased to $8.8 million for six months ended September 30, 2001 from $7.9 million for the six months ended September 30, 2000. The increase was primarily due to higher costs of campaign creation and delivery associated with supporting a higher volume of campaigns, and the expansion of our data center infrastructure. Gross margins declined to 52% for the six months ended September 30, 2001 from 56% for the six months ended September 30, 2000, largely due to continued investment in our data center infrastructure, resulting in excess capacity that when spread over our revenue base resulted in slightly lower margins.

     Research and Development. Research and development expenses consist primarily of personnel and related costs, consultants and outside contractor costs, and software and hardware maintenance costs for our development efforts. To date, all research and development costs have been expensed as incurred. Research and development expenses declined by 15% to $6.7 million for the six months ended September 30, 2001 from $7.9 million for the six months ended September 30, 2000. The decline is primarily a result of a decrease in personnel costs of approximately $800,000, largely related to the decrease in engineering staff associated with our April and September realignment initiatives, and a $1.3 million reduction in outside consulting expenses related to continuing efforts to meet development needs with internal resources. This was offset by a $322,000 increase in amortized tangible purchased technology expense related to our MineShare acquisition and a $400,000 increase in allocated corporate overhead. We expect to continue to make investments in research and development.

     Sales and Marketing. Sales and marketing expenses consist of personnel and related costs primarily for our direct sales force and marketing staff, as well as marketing programs, which include trade shows, advertisements, promotional activities and media events. Sales and marketing expenses increased 9% to $8.9 million for the six months ended September 30, 2001 from $8.2 million for the six months ended September 30, 2000. The increase was primarily due to an increase in personnel costs of $100,000 related to expansion of our sales organization and an increase in marketing costs of $500,000 related to expanded advertising and promotional activities.

     General and Administrative. General and administrative expenses consist primarily of personnel and related costs for general corporate purposes, including information services, finance, accounting, human resources, facilities and legal. General and administrative expenses declined by 9% to $4.6 million for the six months ended September 30, 2001 from $5.1 million for the six months ended September 30, 2000. The decrease was primarily the result of a decrease in travel and entertainment expenses and a reduction in bad debt expense.

     Stock-based Compensation. In connection with the granting of stock options to our employees and the assumption of options related to the acquisition of MineShare, we recorded unearned stock based compensation totaling approximately $19.1 million, net of forfeitures, from inception through September 30, 2001. This amount represents the total difference between the exercise prices of the stock options or purchase price of restricted stock and the deemed fair market value of the underlying common stock for accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the methods described in FASB Interpretation No. 28.

     Stock-based compensation, a noncash expense, decreased 43% to $2.2 for the six months ended September 30, 2001 from $3.8 million for the six months ended September 30, 2000. Unearned stock based compensation is recognized over the period during which the underlying stock options vest, generally four years.

     Amortization of Goodwill and Purchased Intangibles. During the six months ended September 30, 2001, we recorded amortization of goodwill and purchased intangibles of $750,000. The goodwill and purchased intangibles relate to the July 31, 2000 acquisition of MineShare and are being amortized over three years.

     Write-off of Acquired In-process Research and Development. Nonrecurring charges recorded during the six months ended September 30, 2000 ($4.6 million) consisted primarily of the write-off of purchased in-process research and development and fixed assets associated with the acquisition of MineShare.

     Interest Income, Net. Interest income decreased to $325,000 for the six months ended September 30, 2001 from $1.8 million for the six months ended September 30, 2000. The decrease is largely due to lower average cash and cash equivalents balances resulting from the use of cash to fund current operations and lower prevailing interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $5.0 million for the six months ended September 30, 2001, which was due primarily to a net loss of $13.2 million, a $2.2 decline in accounts payable and an increase in prepaid expenses and other current assets of $263,000. This was partially offset by noncash charges including the amortization of stock-based compensation ($2.2 million) and depreciation and amortization ($3.8 million), as well as a decrease of $5.0 million in accounts receivable related to aggressive collection efforts and tighter credit standards. Net cash used in operating activities for the six months ended September 30, 2000 was $11.9 million.

     Our investing activities used $1.3 million during the six months ended September 30, 2001, which was attributable primarily to the acquisition of property and equipment related to investments in our data center infrastructure. Cash used in investing activities for the six months ended September 30, 2000 was $4.8. million.

     Financing activities used $780,000 during the six months ended September 30, 2001, which was attributable primarily to payments on long-term debt. This was partially offset by proceeds from the exercise of stock options and the purchase of shares through our employee stock purchase plan. During the six months ended September 30, 2000, cash provided by financing activities was $621,000.

     At September 30, 2001, we had $28.0 million in cash and cash equivalents and availability of $160,000 under a leasing line of credit. Amounts borrowed under this leasing line of credit totaled approximately $531,000 at September 30, 2001 and bear interest at rates of between 6.2% and 10.1%. We had $625,000 outstanding under an equipment leasing line, which is secured by the leased assets and bears interest at a rate of 9.5%. We also had $2.6 million outstanding under a term loan. The loan bears interest at the three-year Treasury rate plus 950 basis points (12.72% as of September 30, 2001) and is secured by the leased assets. Our MineShare subsidiary had approximately $41,000 outstanding under a $50,000 revolving line of credit that bears interest at prime plus 3% (9.0% as of September 30, 2001). We have an equipment loan facility with a maximum borrowing limit of $800,000, which is secured by the equipment of our MineShare subsidiary and bears interest at a rate of 10%. As of September 30, 2001, approximately $271,000 was outstanding under this facility. We have a second equipment loan facility with a borrowing limit of $1,000,000, which is secured by the equipment of our MineShare subsidiary, and bears interest at a rate of 10%. As of September 30, 2001, approximately $66,000 was outstanding under this facility.

     Our other principal commitments at September 30, 2001 consisted of obligations under operating leases for facilities and our pledge of $1.9 million of cash as collateral for an outstanding letter of credit. For additional information, see the financial statements. We believe that our existing cash and cash equivalents will be sufficient to satisfy our currently anticipated cash requirements for the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SAFAS 133". SFAS 137 deferred the date of SFAS 133 until the first fiscal year beginning after June 15, 2001. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of SFAS 133." SFAS 138 amends SFAS 133 to permit limited use of central treasury offsetting of net exposures of intercompany derivatives for foreign currency cash flow hedges. SFAS 138 must be adopted concurrently with SFAS 133. The Company does not currently hold derivative instruments or engage in hedging activities and hence the implementation of SFAS 133 did not have a material impact upon the financial statements of the Company.

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

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of this Statement are effective starting with fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. Accordingly, the Company has elected not to early adopt SFAS No. 142 beginning with the first quarter of fiscal 2002. Upon adoption of FAS 142, the Company will reclassify the amount relating to assembled workforce (currently $1.6 million) from intangible assets to goodwill and will no longer amortize goodwill.

     On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for all financial statements issued in 2002. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's financial statements.

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

  THE LOSS OF A MAJOR CLIENT COULD RESULT IN LOWER THAN EXPECTED REVENUES.

     The loss of a major client could harm our business. While no single client accounted for more than 10% of our revenues for the quarter ended September 30, 2001, the loss of a major client could have a material adverse effect on our business and results of operations. Additionally, some Internet-based businesses have recently been experiencing financial problems. While the majority of our clients are not Internet-based businesses, the loss of a number of these clients could have a material adverse effect on our business and our results of operations.

  THE ONLINE DIRECT MARKETING INDUSTRY IS HIGHLY COMPETITIVE, AND IF WE ARE UNABLE TO COMPETE EFFECTIVELY, THE DEMAND FOR, OR THE PRICES OF, OUR SERVICES MAY DECLINE.

     The market for online direct marketing is highly competitive, rapidly evolving and experiencing rapid technological change. Intense competition may result in price reductions, reduced sales, gross margins and operating margins, and loss of market share. Our principal competitors include providers of online direct marketing solutions such as Exactis.com (recently acquired by Experian, DoubleClick (through its acquisition of FloNetwork and its proposed acquisition of MessageMedia), Responsys.com, Netcentives Inc. (through its subsidiary Post Communications), and Annuncio Software, Inc., as well as the in-house information technology departments of our existing and prospective clients.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For the period from our inception through September 30, 2001, we provided our services to clients primarily in the United States. As a result, our financial results have not been directly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The majority of our sales are currently denominated in U.S. dollars. During the quarter ended June 30, 2000, we established a subsidiary in the United Kingdom which has had minimal operations to date. As the operations of this subsidiary expand, our future operating results could be directly impacted by changes in foreign currency exchange rates or economic conditions in this region. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities which are tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We plan to mitigate default risk by investing in high-credit quality securities.

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

     On June 29, 2001, another similar complaint, captioned Martin v. Digital Impact et al., Civil Action No. 01-CV-5963, was filed in the United States District Court for the Southern District of New York. The complaint is substantially identical to the Stein complaint: it contains virtually identical claims and seeks unspecified damages on behalf of a purported class of purchasers of common stock during an identical class period. In addition to the defendants named in Stein, the Martin complaint names Gerardo Capiel, a Digital

Impact officer and director, as well as J.P. Morgan Chase, U.S. Bancorp Piper Jaffray, Inc. and Bear Stearns, co-underwriters in Digital Impact's initial public offering. The Martin complaint also alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) against Digital Impact, William Park, David Oppenheimer and Gerardo Capiel. The Company anticipates that additional, substantially similar lawsuits may be brought.

     Various plaintiffs have filed similar actions in the United States District Court for the Southern District of New York asserting virtually identical allegations against more than 180 other issuers. These cases have all been assigned to the Hon. Shira Scheindlin for coordination and decisions on pretrial motions, discovery, and related matters other than trial. The Company believes that it has meritorious defenses to these lawsuits and will defend itself vigorously in the litigation. In the opinion of management, after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our business, financial condition or results of operations, and hence, no amounts have been accrued for these cases.

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

     Currently, we have placed the remaining net proceeds (approximately $28 million) from the offering in short-term, interest bearing, investment grade securities. During the six months ended September 30, 2001, we used approximately $7.0 million of the net proceeds to fund our general operations. We expect to use the remaining offering net proceeds for working capital and general corporate purposes, including continued investment in the development of our current and future online direct marketing services, the expansion of our sales and marketing activities, and investment in our infrastructure. Additionally, we may use a portion of the net proceeds to acquire or invest in complementary products, technologies, or businesses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders ("Annual Meeting") held on July 31, 2001, the following individual was re-elected to the Board of Directors as a Class II director for the term of three years:

                                                             VOTES FOR    VOTES WITHHELD
                                                             ----------   --------------
Ruthann Quindlen...........................................  23,184,508       34,093

     William Park, Gerardo Capiel, Warren Packard and Michael Brown continue as either Class I, Class II or Class III directors of the Company.

     Additionally, at the Company's Annual Meeting, the following proposal was adopted by the margin indicated:

     1. To ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending March 31, 2002. The votes cast for and against this action were 23,196,262 and 14,291, respectively, with 8,048 abstaining.

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

Dated: November 13, 2001