Form 10-Q
period 2001-12-31
DIGITAL IMPACT INC /DE/
filed 2002-02-14
CIK 1095105

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________


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

                 Yes     [X]                  No     [ ]

As of February 9, 2002, there were approximately 29,122,000 shares of the Registrant's Common Stock outstanding.

================================================================================

                              DIGITAL IMPACT, INC.



                                      INDEX






                     PART I.  FINANCIAL INFORMATION                   Page No.
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         Condensed Consolidated Statements of Operations for the
          three and nine months ended December 31, 2001 and 2000............3

         Condensed Consolidated Balance Sheets as of
          December 31, 2001 and March 31, 2001..............................4

         Condensed Consolidated Statements of Cash Flows for the
          nine months ended December 31, 2001 and 2000......................6

         Notes to Condensed Consolidated Financial Statements...............7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS........................................11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........19


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.................................................20

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.........................20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................21

         SIGNATURES........................................................22


                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                              DIGITAL IMPACT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                           Three months ended       Nine months ended
                                               December 31,            December 31,
                                          --------------------    --------------------
                                             2001       2000        2001        2000
                                          ---------   --------    --------    --------
Revenues                                  $ 10,329    $ 12,156    $ 28,755    $ 30,001

Cost of revenues                             4,840       5,326      13,612      13,193
                                          --------    --------    --------    --------
Gross margin                                 5,489       6,830      15,143      16,808

Operating expenses:

   Research and development                  2,493       4,934       9,216      12,800

   Sales and marketing                       3,576       4,935      12,480      13,085

   General and administrative                1,948       3,111       6,566       8,178

   Stock-based compensation                    278         595       2,428       4,353

   Amortization of goodwill and
    purchased intangibles                      375       2,411       1,125       4,018

   Write-off of acquired in-process
     research and development and
     fixed assets                               --          --          --       4,563
                                          --------    --------    --------    --------

Total operating expenses                     8,670      15,986      31,815      46,997
                                          --------    --------    --------    --------

Loss from operations                        (3,181)     (9,156)    (16,672)    (30,189)

Other income and (expense)                     (26)        664         299       2,500
                                          --------    --------    --------    --------
Net loss                                  $ (3,207)   $ (8,492)   $(16,373)   $(27,689)
                                          ========    ========    ========    ========

Net loss per common share -- basic
 and diluted                              $  (0.11)   $  (0.34)   $  (0.59)   $  (1.17)
                                          ========    ========    ========    ========

Shares used in net loss per common
 share calculation -- basic and diluted     28,340      25,080      27,650      23,760
                                          ========    ========    ========    ========


                 The accompanying notes are an integral part of
                     these unaudited condensed consolidated
                             financial statements.

                              DIGITAL IMPACT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                  December 31,   March 31,
                                                      2001         2001
                                                  ------------   ---------
ASSETS
Current assets:

   Cash and cash equivalents                        $  26,319    $  35,038

   Accounts receivable, net                             9,096       12,899

   Prepaid expenses and other current assets            1,313          551
                                                    ---------    ---------

       Total current assets                            36,728       48,488
                                                    ---------    ---------

Property and equipment, net                            11,127       13,100

Restricted cash                                         1,932        1,847

Intangible assets                                       3,396        5,005

Other assets                                              494          579
                                                    ---------    ---------
       Total assets                                 $  53,677    $  69,019
                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable                                 $   3,706    $   4,557

   Deferred revenues                                    1,670        1,050

   Accrued payroll                                      1,599        2,342

   Accrued liabilities                                    915        1,087

   Current portion of capital lease obligations           699          862

   Current portion of long term debt                    1,808          913
                                                    ---------    ---------
       Total current liabilities                       10,397       10,811
                                                    ---------    ---------
Capital lease obligations, less current portion           123          524

Long term debt, less current portion                    1,326        2,129
                                                    ---------    ---------

       Total liabilities                               11,846       13,464
                                                    ---------    ---------

Stockholders' equity:

   Common Stock                                            28           28

   Additional paid-in capital                         142,177      141,822

   Accumulated other comprehensive loss                   (34)         (34)

   Unearned stock-based compensation                   (1,843)      (4,387)

   Accumulated deficit                                (98,100)     (81,727)



   Less treasury stock at cost                      $    (397)        (147)
                                                    =========    =========
       Total stockholders' equity                      41,831       55,555
                                                    ---------    ---------
       Total liabilities and stockholders' equity   $  53,677    $  69,019
                                                    =========    =========

                 The accompanying notes are an integral part of
                     these unaudited condensed consolidated
                              financial statements.

                              DIGITAL IMPACT, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                               Nine months ended
                                                                 December 31,
                                                             --------------------
                                                                2001       2000
                                                             --------    --------
Cash flows from operating activities
  Net loss                                                   $(16,373)   $(27,689)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Write-off of acquired in-process research and
    development and fixed assets                                   --       4,563
    Depreciation and amortization                               6,119       7,262
    Provision for (recovery of) bad debts                         (67)      1,100
    Amortization of unearned stock-based compensation           2,428       4,353
    Unrealized loss on cash and cash equivalents                   --         (19)
    Changes in operating assets and liabilities:
      Accounts receivable                                       3,870     (10,508)
      Prepaid expenses and other current assets                  (762)       (231)
      Other assets                                                 85        (130)
      Accounts payable                                           (851)      2,132
      Accrued liabilities and deferred revenue                   (295)      2,116
                                                             --------    --------
Net cash used in operating activities                          (5,846)    (17,051)
                                                             --------    --------

Cash flows from investing activities
  Acquisition of property and equipment                        (1,444)     (8,469)
    Cash acquired from acquisition                                 --         264
    Restricted cash                                               (85)     (1,739)
                                                             --------    --------
Net cash used in investing activities                          (1,529)     (9,944)
                                                             --------    --------

Cash flows from financing activities
  Principal payments on long-term debt                         (1,565)       (505)
  Proceeds from exercise of common stock options and
  warrants, net of treasury stock repurchases                     221       1,438
                                                             --------    --------
Net cash (used in) provided by financing activities            (1,344)        933
                                                             --------    --------

Net decrease in cash and cash equivalents                      (8,719)    (26,062)
Cash and cash equivalents at beginning of period               35,038      68,073
                                                             --------    --------
Cash and cash equivalents at end of period                   $ 26,319    $ 42,011
                                                             ========    ========

Supplemental noncash information:
  Fair value of net assets acquired (excluding transaction
  costs)                                                     $     --    $ 31,145
  Assets acquired under capital leases                       $  1,093    $    140
  Unearned stock-based compensation                          $   (148)   $ (1,706)


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

The Company has incurred recurring losses from operations and has an accumulated deficit of approximately $98.1 million as of December 31, 2001. The Company has incurred substantial losses and negative cash flows from operations since inception. For the nine months ended December 31, 2001, the Company incurred a loss from operations of approximately $16.7 million and negative cash flows from operations of approximately $5.8 million.

The Company believes it has sufficient cash and cash equivalents to fund operations for at least the next twelve months.

Principles of Consolidation

The accompanying interim consolidated financial statements include the accounts of Digital Impact, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated on consolidation.

Comprehensive income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive loss, a component of stockholders' equity, recorded by the Company for the nine months ended December 31, 2001 was attributable to an unrealized loss on cash equivalents. The Company did not have any additional transactions that were required to be reported in other comprehensive income during the nine months ended December 31, 2001.

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

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations," which established financial accounting and reporting for business combinations and superseded APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. It requires that all business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets," which established financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. The provisions of this Statement are effective starting with fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. Accordingly, the Company has elected not to early adopt SFAS No. 142 beginning with the first quarter of fiscal 2002. Upon adoption of FAS 142, the Company will reclassify the amount relating to assembled workforce (currently $1.4 million) from intangible assets to goodwill and will no longer amortize goodwill.

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

NOTE 4.  NET LOSS PER SHARE

Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock, excluding common stock subject to repurchase. Diluted net loss per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares from options and warrants to purchase common stock and common stock subject to repurchase using the treasury stock method. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):



                                     Three months ended      Nine months ended
                                        December 31,            December 31,
                                   --------------------    --------------------
                                      2001       2000        2001        2000
                                   --------    --------    --------    --------
Numerator:

Net loss                           $ (3,207)   $ (8,492)   $(16,373)   $(27,689)
                                   ========    ========    ========    ========

Denominator:

  Weighted average common shares
   outstanding                       28,430      26,790      28,100      25,810
  Weighted average unvested
   common shares subject to
   repurchase                           (90)     (1,710)       (450)     (2,050)
                                   --------    --------    --------    --------

Denominator for basic and            28,340      25,080      27,650      23,760
 diluted calculation
                                   ========    ========    ========    ========

Net loss per common share -- basic
  and diluted                      $  (0.11)   $  (0.34)   $  (0.59)   $  (1.17)
                                   ========    ========    ========    ========

The following warrants, outstanding stock options, and shares subject to repurchase by the company have been excluded from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented (in thousands):

                                                              December 31,
                                                       ---------------------------
                                                          2001            2000
                                                       ------------    -----------
Options                                                      9,005          8,028
Shares subject to repurchase                                   838          1,715
Warrants                                                        --              3


NOTE 5.  STOCK-BASED COMPENSATION

During the nine months ended December 31, 2001, the Company reduced unearned stock-based compensation, a component of stockholders' equity, by approximately $2.6 million. This reduction was the result of amortization of stock-based compensation of approximately $2.4 million and a reduction of approximately $1.8 million related primarily to stock option forfeitures and the revaluation of options granted to consultants, offset by the recording of approximately $1.6 million of deferred compensation related to the issuance of restricted stock in exchange for the cancellation of options. Unearned stock-based compensation is amortized to expense over the period during which the options and restricted stock vest, generally three to four years, in accordance with FASB Interpretation No. 28.

In May 2001, the Company issued approximately 797,500 shares of restricted stock with a fair value of $1.17 per share in exchange for the cancellation of approximately 737,500 options. The restricted stock was issued with a purchase price of $0.001 with one sixth of the stock vesting on the grant date and the remainder vesting over three years. As a result of the restricted stock grant, the Company recognized approximately $186,000 and $828,000 of compensation expense in the three and nine months ended December 31, 2001. The remainder of the unearned stock-based compensation will be recognized over the period which the restricted stock vests in accordance with FASB Interpretation No. 28.

In December 2001, the Company issued approximately 375,000 restricted stock units with a fair value of $0.73 per underlying share to an executive officer in exchange for the cancellation of 375,000 options. Approximately 140,000 restricted stock units were vested on the grant date, with the remaining units vesting quarterly through February 2004. As a result of the award, the Company recognized approximately $140,000 of compensation expense in the three months ended December 31, 2001. The remainder of the stock-based compensation will be recognized over the period in which the restricted stock units vest in accordance with FASB Interpretation No. 28.

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

In January 2002, management took certain actions to reduce employee headcount in the sales and marketing, development and administrative organizations. These measures included the involuntary termination of approximately 25 employees. Since the workforce reduction plans were finalized and initiated after the close of the current fiscal quarter, no charges to operations were recognized in the quarter ending December 31, 2001. As a result, charges of approximately $100,000 will be realized in the fourth fiscal quarter ending March 31, 2002.

NOTE 7. CONTINGENCIES

In June 2001, a series of putative securities class actions were filed in United States District Court for the Southern District of New York against certain investment bank underwriters for the Company's initial public offering ("IPO"), the Company, and various of the Company's officers and directors. The complaints, which have been consolidated under the caption Stein v. Digital Impact, Inc., et al., Civil Action No. 01-CV-4942, allege undisclosed and improper practices by the underwriters concerning the allocation of the Company's IPO shares, in violation of the federal securities laws, and seeks unspecified damages on behalf of persons who purchased the Company's stock during the period from November 22, 1999 and December 6, 2000. Other actions have been filed making similar allegations regarding the IPOs of more than 300 other companies. All of these lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. The Company believes it has meritorious defenses to the claims against it and will defend itself vigorously. In the opinion of management, after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our business, financial condition or results of operations, and hence no amounts have been accrued for these cases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of factors including those discussed in "Certain Factors Which May Impact Future Operating Results," starting on page 16, as well as factors set forth in Digital Impact's Annual Report on Form 10-K for the fiscal year ended March 31, 2001. Any forward-looking statements speak only as of the date such statements are made.

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

In July 2000, we acquired MineShare, Inc. ("MineShare"), a customer intelligence and analysis software company based in Santa Monica, California. The transaction was accounted for using the purchase method of accounting.

Digital Impact generates revenues from the sale of solutions that enable businesses to proactively communicate with their customers online. Historically, these solutions have primarily consisted of the design and execution of online direct marketing campaigns, the development and execution of customer acquisition programs, and additional services delivered by our professional services organization. In accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," revenue is recognized when online direct marketing campaigns are delivered, provided that there are no remaining significant obligations and collection of the resulting receivable is reasonably assured. Customer set-up fees related to service initiation are deferred and recognized ratably over the term of the customer's master service agreement. Revenue generated from our acquisition services group, which assists clients in growing their email lists through the use of third party list rentals, is recognized when the campaigns are delivered, provided there are no significant remaining obligations and the collection of receivables is reasonably assured. The cost of renting the list is passed through to our clients and hence is offset against the corresponding revenue. Revenue generated from our professional services is recognized as the services are provided.

Cost of revenues consists primarily of expenses relating to the delivery of online direct marketing services, including personnel costs, primarily consisting of our production services and operations staff, the amortization of equipment, purchased and licensed technology, and data center expenses.

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

As of December 31, 2001 we had 293 full-time employees. In April and September 2001 we realigned our organization with a workforce reduction of approximately 60 and 30 employees, respectively, in order to streamline operations, reduce costs and bring our staffing structure in line with current economic conditions. As a result, costs associated with the April workforce reduction, including severance and other employee-related costs, were accrued in the balance sheet for the fiscal year ended March 31, 2001. Expenses related to the September work force reduction, including severance and other employee expenses, were expensed in the quarter ended September 30, 2001. In January 2002 management reduced the staffing level for the sales, development and administrative organizations. This involved the involuntary termination of approximately 25 employees. Expenses related to payments for severance were not accrued in the quarter ended December 31, 2001. Expense related to the workforce reduction will be realized in the fiscal quarter ending March 31, 2002.

RESULTS OF OPERATIONS

The following table sets forth selected data for the periods indicated as a percentage of total revenues. These operating results are not necessarily indicative of results for any future periods.


                                            Three months ended     Nine months ended
                                               December 31,           December 31,
                                           --------------------   --------------------
                                             2001        2000       2001        2000
                                           --------   ---------   --------   ---------
Net revenue                                   100%        100%       100%        100%
Cost of revenue                                47%         44%        47%         44%
                                           --------   ---------   --------   ---------
Gross margin                                   53%         56%        53%         56%
Operating expenses:
   Research and development                    24%         41%        32%         43%
   Sales and marketing                         35%         41%        43%         44%
   General and administrative                  19%         25%        23%         27%
   Stock-based compensation                     3%          5%         8%         15%
   Amortization of goodwill and
      purchased intangibles                     4%         20%         4%         13%
   Nonrecurring charges                        --          --         --          15%
                                           --------   ---------   --------   ---------
          Total operating expenses             85%        132%       110%        157%
Loss from operations                          (32%)       (76%)      (57%)      (101%)
                                           ========   =========   ========   =========
Interest income, net                            0%          5%         1%          8%
                                           --------   ---------   --------   ---------
          Net loss                            (32%)       (71%)      (56%)       (93%)
                                           ========   =========   ========   =========


Three Months Ended December 31, 2001 and 2000

Revenues. Total revenues decreased 16% to $10.3 million for the three months ended December 31, 2001 from $12.2 million for the three months ended December 31, 2000. The decrease was primarily due to a decline in clients, particularly dot-com companies, and a decrease in spending from certain continuing clients from December 2000 to December 2001. These decreases were partially offset by revenue from new large clients, and the expansion of our core service offerings.

Cost of Revenues. Total cost of revenues decreased 9% to $4.8 million for the three months ended December 31,2001 from $5.3 million for the three months ended December 31, 2000. Gross margins declined to 53% for the quarter ended December 31, 2001 from 56% for the quarter ended December 31, 2000, largely due to continued investments in our data center infrastructure and the resulting excess capacity that when spread over our revenue base resulted in lower margins. Margins were favorably impacted by lower consulting costs as we moved towards meeting operating needs with internal personnel.

Research and Development. Research and development expenses consist primarily of personnel related costs, outside contractor costs, and software and hardware maintenance costs. To date, all research and development costs have been expensed as incurred. Research and development expenses declined by 49% to $2.5 million for the quarter ended December 31, 2001 from $4.9 million for the quarter ended December 31, 2000. The decline is primarily a result of a decrease in personnel costs of approximately $1.1 million, largely related to the reduction in engineering staff related to our realignment initiatives and related overhead, and an $800,000 reduction in outside consulting expenses achieved by utilizing internal resources.

Sales and Marketing. Sales and marketing expenses consist of personnel and related costs of our direct sales force and marketing staff and marketing expenses for trade shows, advertisements, promotional activities and media events. Sales and marketing expenses decreased 27% to $3.6 million for the three months ended December 31, 2001 from $4.9 million for the three months ended December 31, 2000. The decrease was primarily due to a decline in personnel costs of approximately $500,000 related to our realignment initiatives and a $550,000 decline in travel, entertainment and program expenses.

General and Administrative. General and administrative expenses consist primarily of personnel and related costs for general corporate operations, including information technology services, finance, accounting, human resources, facilities and legal. General and administrative expenses declined by 39% to $1.9 million for the three months ended December 31, 2001 from $3.1 million for the three months ended December 31, 2000. The overall decrease was primarily the result of a reduction in personnel costs of approximately $450,000 related to a decline in headcount, and a decline in bad debt expense of $400,000 due to lower loss experience from our current client base.

Stock-based Compensation. In connection with the granting of stock options and restricted stock to our employees and the assumption of options related to the acquisition of MineShare, we recorded unearned stock based compensation totaling approximately $18.5 million, net of forfeitures, from inception through December 31, 2001. This amount represents the total difference between the exercise prices of the stock options or the purchase price of restricted stock and the deemed fair market value of the underlying common stock for accounting purposes on the date granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period, consistent with the methods described in FASB Interpretation No. 28.

Stock-based compensation, a noncash expense, decreased 53% to $278,000 for the three months ended December 31, 2001 from $595,000 for the three months ended December 31, 2000. Unearned stock based compensation is recognized over the vesting period, generally three to four years.

Amortization of Goodwill and Purchased Intangibles. During the quarter ended December 31, 2001, we recorded amortization of goodwill and purchased intangibles of $375,000. The goodwill and purchased intangibles relate to the July 31, 2000 acquisition of MineShare and are being amortized over three years.

Other Income and (expense). Other income and (expense) decreased to ($26,000) for the quarter ended December 31, 2001 from $664,000 for the quarter ended December 31, 2000. The decrease is largely due to lower average cash and cash equivalents balances resulting from the use of cash to fund current operations, and lower prevailing interest rates.

Nine Months Ended December 31, 2001 and 2000

Revenues. Total revenues decreased 4% to $28.8 million for the nine months ended December 31, 2001 from $30.0 million for the nine months ended December 31, 2000. The decrease was primarily due to a decline in total clients from December 2000 to December 2001 and a slight decline in the volume of email messages delivered, partially offset by higher revenue from certain continuing clients and expansion of our core service offerings.

Cost of Revenues. Total cost of revenues increased 3% to $13.6 million for the nine months ended December 31, 2001 from $13.2 million for the nine months ended December 31, 2000. The increase was primarily due to higher costs of campaign creation and delivery associated with supporting a higher volume of campaigns, and the expansion of our data center infrastructure. Gross margins declined to 53% for the nine months ended December 31, 2001 from 56% for the nine months ended December 31, 2000, largely due to investments in our data center infrastructure, resulting in excess capacity that when spread over our revenue base resulted in lower margins.

Research and Development. Research and development expenses consist primarily of personnel and related costs, outside contractor costs, and software and hardware maintenance costs. To date, all research and development costs have been expensed as incurred. Research and development expenses declined by 28% to $9.2 million for the nine months ended December 31, 2001 from $12.8 million for the nine months ended December 31, 2000. The decline is primarily a result of a decrease in personnel costs of approximately $2.0 million, largely related to the decrease in engineering staff associated with our realignment initiatives, and a $2.2 million reduction in outside consulting expenses related to continuing efforts to meet development needs with internal resources. This was partially offset by a $322,000 increase in amortized tangible purchased technology expense related to our MineShare acquisition and a $100,000 increase in allocated corporate overhead and depreciation.

Sales and Marketing. Sales and marketing expenses consist of personnel and related costs primarily for our direct sales force and marketing staff, as well as marketing programs, which include trade shows, advertisements, promotional activities and media events. Sales and marketing expenses decreased 5% to $12.5 million for the nine months ended December 31, 2001 from $13.1 million for the nine months ended December 31, 2000. The decrease was primarily due to a decline in personnel costs of approximately $700,000 related to our realignment initiatives, partially offset by an increase in marketing costs of $169,000.

General and Administrative. General and administrative expenses consist primarily of personnel and related costs for general corporate purposes, including information services, finance, accounting, human resources, facilities and legal. General and administrative expenses declined by 20% to $6.6 million for the nine months ended December 31, 2001 from $8.2 million for the nine months ended December 31, 2000. The decrease was primarily the result of a decrease in personnel costs related to a reduction in headcount and a reduction in bad debt expense.

Stock-based Compensation. In connection with the granting of stock options to our employees and the assumption of options related to the acquisition of MineShare, we recorded unearned stock based compensation totaling approximately $18.5 million, net of forfeitures, from inception through December 31, 2001. This amount represents the total difference between the exercise prices of the stock options or the purchase price of restricted stock and the deemed fair market value of the underlying common stock for accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the methods described in FASB Interpretation No. 28.

Stock-based compensation, a noncash expense, decreased 45% to $2.4 for the nine months ended December 31, 2001 from $4.4 million for the nine months ended December 31, 2000. Unearned stock based compensation is recognized over the vesting period, generally four years.

Amortization of Goodwill and Purchased Intangibles. During the nine months ended December 31, 2001, we recorded amortization of goodwill and purchased intangibles of $1.1 million. The goodwill and purchased intangibles relate to the July 31, 2000 acquisition of MineShare and are being amortized over three years.

Write-off of In-process Research and Development and fixed assets. Nonrecurring charges recorded during the nine months ended December 31, 2000 ($4.6 million) consisted primarily of the write-off of purchased in-process research and development and fixed assets associated with the acquisition of MineShare. The in-process research and development acquired as part of the MineShare acquisition has been incorporated into the Company's product offering.

Other Income and (expense). Other income and (expense) decreased to $299,000 for the nine months ended December 31, 2001 from $2.5 million for the nine months ended December 31, 2000. The decrease is largely due to lower average cash and cash equivalents balances resulting from the use of cash to fund current operations and lower prevailing interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $5.8 million for the nine months ended December 31, 2001, which was due primarily to a net loss of $16.4 million, a decline of $851,000 in accounts payable and an increase in prepaid expenses and other current assets of $762,000. This was partially offset by noncash charges for amortization of stock-based compensation ($2.4 million) and depreciation and amortization ($6.1 million), as well as a decrease of $3.9 million in accounts receivable related to collection efforts and tighter credit standards. Net cash used in operating activities for the nine months ended December 31, 2000 was $17.1 million, which was due primarily to a net loss of $27.7 million and an increase in accounts receivable of $10.5 million related to higher sales during the period. This was partially offset by non-cash charges including the write-off of in-process research and development associated with the MineShare acquisition ($4.4 million), amortization of stock-based compensation ($4.4 million), and depreciation and amortization ($7.3 million).

Our investing activities used $1.5 million during the nine months ended
December 31, 2001, which was attributable primarily to the acquisition of property and equipment related to investments in our data center infrastructure. Cash used in investing activities for the nine months ended December 31, 2000 was $9.9 million, attributable primarily to the acquisition of property and equipment related to significant investments in our data center infrastructure and purchases for new office furniture and equipment for our increased staff.

Financing activities used $1.3 million during the nine months ended December 31, 2001, which was attributable primarily to principal payments on long-term debt of $1.5 million, partially offset by proceeds from the exercise of stock options and the purchase of shares through our employee stock purchase plan. During the nine months ended December 31, 2000, cash provided by financing activities was $933,000, consisting primarily of the proceeds from the exercise of stock options and the purchase of shares through our employee stock purchase plan. This was offset by principal payments on our long-term debt.

At December 31, 2001, we had $26.3 million in cash and cash equivalents. Amounts borrowed under a leasing line of credit totaled approximately $413,000 at December 31, 2001 and bear interest at rates of between 6.2% and 10.1%. We had $386,000 outstanding under an equipment leasing line, which is secured by the leased assets and bears interest at a rate of 9.5%. We had $470,000 outstanding under an additional equipment leasing line, which is secured by the leased assets and bears interest at a rate of 9.74%. We also had $2.4 million outstanding under a term loan. The loan bears interest at the three-year Treasury rate plus 950 basis points (13.09% as of December 31, 2001) and is secured by the leased assets. Our MineShare subsidiary had approximately $40,000 outstanding under a $50,000 revolving line of credit that bears interest at prime plus 3% (7.75% as of December 31, 2001). We have an equipment loan facility with a maximum borrowing limit of $800,000, which is secured by the equipment of our MineShare subsidiary and bears interest at a rate of 10%. As of December 31, 2001, approximately $205,000 was outstanding under this facility. We have a second equipment loan facility with a borrowing limit of $1,000,000, which is secured by the equipment of our MineShare subsidiary, and bears interest at a rate of 10%. As of December 31, 2001, approximately $32,000 was outstanding under this facility. As of December 31, 2001 no amount is available under either of the equipment leasing lines secured by the assets of our MineShare subsidiary.

Our other principal commitments at December 31, 2001 consisted of obligations under operating leases for facilities and our pledge of $1.9 million of cash as collateral for an outstanding letter of credit. For additional information, see the financial statements. We believe that our existing cash and cash equivalents will be sufficient to satisfy our currently anticipated cash requirements for at least the next twelve months.

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

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations," which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. It requires that all business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of this Statement are effective starting with fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. Accordingly, the Company has elected not to early adopt SFAS No.142 beginning with the first quarter of fiscal 2002. Upon adoption of FAS 142, the Company will reclassify the amount relating to assembled workforce (currently $1.4 million) from intangible assets to goodwill and will no longer amortize goodwill.

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

THE LOSS OF A MAJOR CLIENT COULD RESULT IN LOWER THAN EXPECTED REVENUES.

The loss of a major client could harm our business. While only one client accounted for more than 10% of our revenues for the quarter ended December 31, 2001, the loss of a major client could have a material adverse effect on our business and results of operations. Additionally, some Internet-based businesses have recently been experiencing financial problems. While the majority of our clients are not Internet-based businesses, the loss of a number of these clients could have a material adverse effect on our business and our results of operations.

THE ONLINE DIRECT MARKETING INDUSTRY IS HIGHLY COMPETITIVE, AND IF WE ARE UNABLE TO COMPETE EFFECTIVELY, THE DEMAND FOR, OR THE PRICES OF, OUR SERVICES MAY DECLINE.

The market for online direct marketing is highly competitive, rapidly evolving and experiencing rapid technological change. Intense competition may result in price reductions, reduced sales, gross margins and operating margins, and loss of market share. Our principal competitors include providers of online direct marketing solutions such as DoubleClick, , Responsys, Cheetahmail, CMGI's Yesmail (through its recent acquisition of Post Communications), eDialog and Clickaction, as well as the in-house information technology departments of our existing and prospective clients.

In addition, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our prices. In the future, we may experience competition from Internet service providers, advertising and direct marketing agencies and other large established businesses. possessing large, existing customer bases, substantial financial resources and established distribution channels and could develop, market or resell a number of online direct marketing solutions. These potential competitors may also choose to enter, or have already entered, the market for online direct marketing by acquiring one of our existing competitors or by forming strategic alliances with a competitor.

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

IF THE DELIVERY OF OUR EMAIL MESSAGES IS LIMITED OR BLOCKED, THEN OUR CLIENTS MAY DISCONTINUE THEIR USE OF OUR SERVICES.

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

IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, THIRD PARTIES COULD USE OUR INTELLECTUAL PROPERTY WITHOUT OUR CONSENT.

Our ability to successfully compete is substantially dependent upon our internally developed technology and intellectual property, which we protect through a combination of copyright, trade secret and trademark law, and contractual obligations. We have no issued patents and have two U.S. patent applications pending. We have several registered U.S. trademarks and have several more applications pending in the U.S., Europe and Japan. We may not be able to adequately protect our proprietary rights. Unauthorized parties may attempt to obtain and use our proprietary information. Policing unauthorized use of our proprietary information is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

Legislation has been enacted in several states regulating the sending of unsolicited commercial email. We cannot assure you that existing or future legislation regarding commercial email will not harm our business. The federal government, foreign governments and several other states are considering, or have considered, similar legislation. These provisions generally limit or prohibit both the transmission of unsolicited commercial emails and the use of forged or fraudulent routing and header information. Some states, including California, require that unsolicited emails include opt-out instructions and that senders of these emails honor any opt-out requests.

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

INTERNET-RELATED STOCK PRICES ARE ESPECIALLY VOLATILE AND THIS VOLATILITY MAY DEPRESS OUR STOCK PRICE.

The stock market and specifically the stock prices of Internet-related companies have been very volatile. Because we are an Internet-related company, we expect our stock price to be similarly volatile. As a result of this volatility, the market price of our common stock could significantly decrease. This volatility is often not related to our operating performance and may accordingly reduce the price of our common stock without regard to our operating performance.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the period from our inception through December 31, 2001, we provided our services to clients primarily in the United States. As a result, our financial results have not been directly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The majority of our sales are currently denominated in U.S. dollars. During the quarter ended June 30, 2000, we established a subsidiary in the United Kingdom which has had minimal operations to date. As the operations of this subsidiary expand, our future operating results could be directly impacted by changes in foreign currency exchange rates or economic conditions in this region.
Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities which are tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We plan to mitigate default risk by investing in high-credit quality securities.

                             PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In June 2001, a series of putative securities class actions were filed in United States District Court for the Southern District of New York against certain investment bank underwriters for the Company's initial public offering ("IPO"), the Company, and various of the Company's officers and directors. The complaints, which have been consolidated under the caption Stein v. Digital Impact, Inc., et al., Civil Action No. 01-CV-4942, allege undisclosed and improper practices by the underwriters concerning the allocation of the Company's IPO shares, in violation of the federal securities laws, and seeks unspecified damages on behalf of persons who purchased the Company's stock during the period from November 22, 1999 and December 6, 2000. Other actions have been filed making similar allegations regarding the IPOs of more than 300 other companies. All of these lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. The Company believes it has meritorious defenses to the claims against it and will defend itself vigorously. In the opinion of management, after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our business, financial condition or results of operations, and hence no amounts have been accrued for these cases.


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

Currently, we have placed the remaining net proceeds (approximately $26.3 million) from the offering in short-term, interest bearing, investment grade securities. During the nine months ended December 31, 2001, we used approximately $8.7 million of the net proceeds to fund our general operations. We expect to use the remaining offering net proceeds for working capital and general corporate purposes, including continued investment in the development of our current and future online direct marketing services, the expansion of our sales and marketing activities, and investment in our infrastructure. Additionally, we may use a portion of the net proceeds to acquire or invest in complementary products, technologies, or businesses.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits       Description
        --------       -----------
        10.1           Employment agreement by and between Registrant and
                       Kevin Johnson


        Reports on Form 8-K

        None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 13, 2002

                                  DIGITAL IMPACT, INC.
                                  (Registrant)



                                    /S/  WILLIAM PARK
                                  -------------------------------------------
                                  William Park
                                  President, Chief Executive Officer and
                                  Chairman of the Board of Directors
                                  (Principal Executive Officer)


                                    /S/  DAVID OPPENHEIMER
                                  -------------------------------------------
                                  David Oppenheimer
                                  Sr. Vice President, Chief Financial Officer
                                  and Treasurer (Principal Financial and
                                  Accounting Officer)

                                 EXHIBIT INDEX


        Exhibits       Description
        --------       -----------
        10.1           Employment agreement by and between Registrant and
                       Kevin Johnson
