Form 10-K
period 2002-03-31
DIGITAL IMPACT INC /DE/
filed 2002-06-07
CIK 1095105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-27787

DIGITAL IMPACT, INC.

(Exact name of the registrant as specified in its charter)

Delaware	94-3286913
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification No.)

177 Bovet Road, San Mateo, California	94402
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 356-3400

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

None	None

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

Yes ☒     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

      The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 3, 2002 as reported on the Nasdaq National Market, was approximately $25.4 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of June 3, 2002, the Registrant had outstanding approximately 30.0 million shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year, are incorporated by reference into Part III hereof.

FORM 10-K

ANNUAL REPORT
For the Year Ended March 31, 2002

i

PART I

Forward-Looking Information

      THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS RELATED TO FUTURE EVENTS AND OUR FUTURE PERFORMANCE WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED. STOCKHOLDERS ARE CAUTIONED THAT SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER “RISK FACTORS” AND ELSEWHERE IN THIS REPORT AND IN OUR OTHER PUBLIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. IT IS ROUTINE FOR INTERNAL PROJECTIONS AND EXPECTATIONS TO CHANGE AS THE YEAR OR EACH QUARTER IN THE YEAR PROGRESSES, AND THEREFORE IT SHOULD BE CLEARLY UNDERSTOOD THAT THE INTERNAL PROJECTIONS AND BELIEFS UPON WHICH WE BASE OUR EXPECTATIONS MAY CHANGE PRIOR TO THE END OF EACH QUARTER OR THE YEAR. ALTHOUGH THESE EXPECTATIONS MAY CHANGE, WE MAY NOT INFORM YOU IF THEY DO. OUR COMPANY POLICY IS GENERALLY TO PROVIDE OUR EXPECTATIONS ONLY ONCE PER QUARTER, BUT WE MAY CHOOSE NOT TO UPDATE THAT INFORMATION UNTIL THE NEXT QUARTER EVEN IF CIRCUMSTANCES CHANGE.

Item 1. Business

Overview

      Digital Impact was incorporated in California in October 1997 and reincorporated in Delaware in October 1999. Digital Impact is the premier provider of online direct marketing solutions for enterprises. Our solutions enable corporations to create and deliver online direct marketing programs that drive revenue, influence behavior and deepen customer relationships. Our solutions provide customer insight and powerful program execution through a combination of hosted applications, technology infrastructure and world class services.

      The IMPACTTM hosted application (“IMPACT”) forms the core of our online direct marketing solutions. Leveraging a highly scalable, hosted technology infrastructure, the IMPACT application facilitates every aspect of online direct marketing — including data management, marketing analytics, campaign management and message delivery. IMPACT is the first online direct marketing application built specifically for enterprise marketing teams to collaborate across departments, geographies and external agencies to quickly analyze, design, implement and execute complex targeted email marketing campaigns.

      Enterprise marketers face two major challenges in their email marketing programs: easily accessing and analyzing large quantities of cross-channel customer information, often stored in CRM databases, as well as coordinating the time-sensitive email campaign process across marketing groups, corporate divisions and outside agencies. IMPACT solves these problems by providing round-trip integration of sophisticated marketing analytics and collaborative email campaign management. Marketers can quickly access and analyze a wide range of cross-channel CRM data, identify new customer segments, easily create and deliver email campaigns to those segments, and track and measure the results, all in one application. Through its built-in workflow, and role and task management, IMPACT lets marketers control and accelerate the process of creating coordinated email marketing campaigns with collaboration among all stakeholders.

      We provide our technology through a flexible outsourcing model minimizing systems and application support burden and giving clients a range of full-service and self-service alternatives. Many of our clients contract for a combination of professional services and industry-leading technology, ensuring that we jointly create and implement online direct marketing campaigns that achieve optimal results.

      On July 31, 2000 we acquired MineShare, Inc. (“MineShare”), a customer intelligence and analysis company based in Santa Monica, California, in exchange for approximately 1,855,700 shares of our common stock. Additionally, we assumed MineShare’s outstanding stock options and warrants and reserved approximately 132,700 shares of our common stock for issuance upon exercise of these options and warrants. The acquisition was effected by means of a merger pursuant to which a wholly owned subsidiary of Digital Impact was merged with and into MineShare, with MineShare as the surviving corporation. The acquisition has been accounted for as a purchase.

Solutions

      We provide comprehensive solutions for creating and executing online direct marketing programs. Our solutions are designed to enable marketers to build the foundation required to develop online direct marketing programs, reach new customers, and maximize the value of existing customers. Our solutions consist of the following offerings:

IMPACT TM

      IMPACT is a premier hosted online direct marketing application built specifically to address the complex needs of global enterprise marketers. IMPACT provides round-trip integration of sophisticated marketing analytics with collaborative email campaign management. Marketers can quickly access and analyze a wide range of cross-channel CRM data, identify new client-customer segments, easily create and deliver email campaigns to those segments, and track and measure the results, all in one application.

Campaign Services

      Campaign Services provides marketers with an account team to efficiently execute their online direct marketing programs. Based upon a marketer’s guidance, the Campaign Services team targets, tests and executes email marketing campaigns utilizing the IMPACT hosted application. Marketers maintain control and visibility over the entire process.

Program Services

      Program Services provides marketers with an expert team designed to proactively build and manage their online direct marketing programs around their email marketing goals. The Program Services team delivers insight, analysis and management to optimize the value of online customer relationships.

Customer Acquisition

      Customer acquisition is a full service marketing offering that enables clients to cost-effectively reach new prospects and drive online revenue by converting prospects into customers. Digital Impact helps clients achieve superior results by providing access to a rich base of prospect sources, negotiating exceptional rates and optimizing campaigns to reach the highest value customers. Our Customer Acquisition clients receive full-service program management, including strategic media plan development, comprehensive testing and results analysis.

Professional Services

      Professional services can be utilized by clients to enhance marketing programs and improve results. Digital Impact offers clients services to fulfill online direct marketing needs in each of the following categories: Strategy, Analysis, Data Management, Solutions Engineering, Web Development, Creative and Design and Media Planning.

Research and Development

      We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications incorporating that technology and maintaining the competitiveness of our product and service solutions. Digital Impact invested significant time and resources in creating a structured process for undertaking all product development. This process involves several functional groups at all levels within our organization and is designed to provide a framework for defining and addressing the activities required to bring product concepts and development projects to market successfully. For the fiscal year ended March 31, 2002 we spent $11.2 million on activities related to research and development.

Sales and Marketing

      We sell our products and services in the United States through a sales and marketing organization that consisted of 67 employees as of March 31, 2002. These employees are primarily located at our headquarters in San Mateo, California and also in our offices in Chicago and New York City. We also maintain a sales and client services organization of 6 employees in London, England supporting the European region.

Clients

      Our clients consist of a diverse group of companies operating in many industries primarily throughout the United States, ranging from Fortune 1000 to small private companies. For the year ended March 31, 2002, one customer, Hewlett Packard, accounted for more than 10% of our total revenues and outstanding receivables, representing 11% of total revenues and 17% of outstanding receivables at March 31, 2002.

Competition

      The market for online direct marketing services is highly competitive and rapidly evolving and experiences rapid technological change. We expect competition to increase significantly in the future because of the attention the Internet has received as a means of advertising and direct marketing and because there are limited barriers to entry into our market.

      We believe that the factors on which we successfully compete include:

•	Credibility of clients and their willingness to act as references.

•	Quality of online direct marketing services.

•	Technology-enhanced service offerings.

•	Sophistication and reliability of technology.

•	Speed of implementation of online direct marketing campaigns.

•	Cost-effective online direct marketing solutions.

•	Measurable results.

      Although we believe that our solutions currently compete favorably as to each of these factors, our market is relatively new and is evolving rapidly. We may not be able to maintain our competitive position against current and potential competitors.

      Our principal competitors include providers of online direct marketing solutions such as DoubleClick, Responsys, Cheetahmail, CMGI’s Yesmail (through its recent acquisition of Post Communications), eDialog and Clickaction, as well as the in-house information technology departments of our existing and prospective clients.

      In addition, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our prices. In the future, we may experience competition from Internet service providers, advertising and direct marketing agencies and other large established businesses possessing large, existing customer bases, substantial financial resources and established distribution channels and could develop, market or resell a number of online direct marketing solutions. These potential competitors may also choose to enter, or have already entered, the market for online direct marketing by acquiring one of our existing competitors or by forming strategic alliances with a competitor.

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

      In addition, we have several registered U.S. trademarks and several more trademark applications pending in the U.S., Europe and Japan. Although we rely on patent, copyright, trade secret and trademark law to protect our technology, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. Others may develop technologies that are similar or superior to our technology.

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

Seasonality

      The traditional direct marketing industry has typically generated lower revenue during the summer months and higher revenue during the calendar year-end months. We believe our business is affected by similar revenue fluctuations, but we are unable to isolate and predict the magnitude of these effects.

Employees

      As of March 31, 2002, we had a total of 267 full-time employees. Of the total number of employees, 44 were engaged in research and development, 67 in sales, marketing and business development, 118 in account management, professional services, production and technical support and 38 in operations, finance, and administration.

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

Item 2. Properties

      Our principal executive offices are located in San Mateo, California, where we lease approximately 34,000 square feet under three leases that expire in dates ranging from 2005 to 2007. Digital Impact also leases office space in New York City, Chicago and London for local sales and client service personnel, and in Cupertino and Santa Monica, California for research and development staff and data center personnel.

Item 3. Legal Proceedings

      In June 2001, a series of putative securities class actions were filed in United States District Court for the Southern District of New York against certain investment bank underwriters for the Company’s initial public offering (“IPO”), the Company, and various of the Company’s officers and directors. The complaints, which have been consolidated under the caption Stein v. Digital Impact, Inc., et al., Civil Action No. 01-CV-4942, allege undisclosed and improper practices by the underwriters concerning the allocation of the Company’s IPO shares, in violation of the federal securities laws, and seek unspecified damages on behalf of persons who purchased the Company’s stock during the period from November 22, 1999 to December 6, 2000. Other actions have been filed making similar allegations regarding the IPOs of more than 300 other companies. All of these lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. The Company believes it has meritorious defenses to the claims against it and will defend itself vigorously. In the opinion of management, after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our business, financial condition or results of operations, and hence no amounts have been accrued for these cases.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 4a. Executive Officers of Registrant

      The following table sets forth certain information regarding the executive officers of the Company as of June 3, 2002:

Name	Age	Position

William Park	34	President, Chief Executive Officer and Chairman of the Board of Directors
Gerardo Capiel	33	Chief Technology Officer and Director
David Oppenheimer	45	Senior Vice President, Finance, Chief Financial Officer and Treasurer
Kevin Johnson	37	Senior Vice President, Client Services
John Ouren	32	Senior Vice President, Professional Services
Dave Kleinberg	43	Senior Vice President, Marketing
Ronald Rasmussen	40	Senior Vice President, Engineering and Operations

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

      Gerardo Capiel has served as our Chief Technology Officer and as a member of our Board of Directors since he co-founded Digital Impact in October 1997. From August 1996 to August 1997, Mr. Capiel was Director of Internet/ Internet Solutions for Altro Solutions, an information technology and business process consulting firm. Mr. Capiel holds a B.S. in engineering systems and computation from the Massachusetts Institute of Technology and an M.B.A. from Stanford University.

      David Oppenheimer has served as our Senior Vice President, Finance, Chief Financial Officer and Treasurer since October 2000. From November 1997 to July 1999, Mr. Oppenheimer was Vice President, Finance for Autodesk, Inc., a supplier of design and visual effect software. From January 1995 to November 1997, Mr. Oppenheimer held several positions with AlliedSignal, Inc., an advanced technology and manufacturing company, including Chief Financial Officer of AlliedSignal Electronic Materials, Vice President of

Finance for AlliedSignal Aerospace Services and Controller of AlliedSignal Engines. From August 1985 to January 1995, Mr. Oppenheimer was employed by United Airlines, most recently as Division Controller. Mr. Oppenheimer holds a B.S. in mechanical engineering from State University of New York, Buffalo and an M.B.A. from the University of California, Berkeley.

      Kevin Johnson has served as our Senior Vice President, Client Services since December 2001. Prior to joining Digital Impact, Mr. Johnson was the Senior Vice President of Client Services at Netcentives, a leading provider of relationship marketing technology and services. Mr. Johnson managed all aspects of Netcentives’ email marketing group (formerly Post Communications). Prior to his tenure at Netcentives, Mr. Johnson co-founded and served as CEO of Passporta.com, an e-commerce business providing hard-to-find local specialties from around the world and he spent five years with the Boston Consulting Group, where he provided strategic and operating expertise to leading multinational companies. Mr. Johnson holds a B.A. from the University of California, Berkeley and an M.B.A. from Stanford University.

      John Ouren has served as our Senior Vice President, Professional Services since April 2002, our Senior Vice President of Worldwide Sales from March 2001 to April 2002, Vice President of Professional Services from September 2000 to February 2001 and Director of Strategic and Analytic Services from November 1999 to August 2000. Prior to joining Digital Impact, Mr. Ouren served as an engagement manager in the Silicon Valley office of McKinsey and Company, where he lead the company’s Electronic Commerce Special Initiative and Financial Institutions Group. Mr. Ouren holds a B.S. in electrical engineering from the University of Texas and an M.B.A. from Stanford University.

      David Kleinberg has served as our Senior Vice President, Marketing since November 2000. From August 1999 to November 2000, Mr. Kleinberg was Founder and CEO of eStar, a provider of online celebrity information. From November 1995 to July 1999, Mr. Kleinberg served as co-founder and Executive Vice President of Products for NetObjects, a leading provider of web site building technology. From September 1992 to November 1995, Mr. Kleinberg served as co-founder and Executive Vice President, Marketing and Sales for Rae Technology, Inc., a custom software development company. Mr. Kleinberg has also held various director-level positions with Macromedia and Apple Computer. Mr. Kleinberg holds a B.A. in English literature and American Government from Georgetown University and an M.B.A. from Stanford University.

      Ronald Rasmussen has led our Engineering and Operations group since October 1999, first as Vice President and, since October 2000, as Senior Vice President. From September 1997 to October 1999, Mr. Rasmussen served as Vice President, Engineering and Product Development of The Santa Cruz Operation Inc., a business systems software company. From 1993 to September 1997, Mr. Rasmussen served as Director of Engineering of The Santa Cruz Operation Inc. Prior to that, Mr. Rasmussen served in a variety of senior software engineering positions for Hewlett-Packard. Mr. Rasmussen holds a B.A. in economics and computer science from the University of California, Santa Cruz.

PART II

Item 5. a) Market for the Registrant’s Common Equity and Related Stockholder Matters

      Our common stock has been quoted on the Nasdaq National Market under the symbol DIGI since our initial public offering on November 23, 1999. The following table sets forth, for the periods indicated, the high and low sales prices per share of common stock as reported on the Nasdaq National Market.

	High	Low

Fiscal Year 2001:
First quarter (from 4/01/00 – 6/30/00)	26.50	8.00
Second quarter	19.75	6.50
Third quarter	6.81	1.66
Fourth quarter	4.75	1.19
Fiscal Year 2002:
First quarter (from 4/01/01 – 6/30/01)	2.10	1.10
Second quarter	1.60	0.69
Third Quarter	1.50	0.64
Fourth Quarter	3.71	1.47

      On March 28, 2002, the last sale price of our common stock reported by the Nasdaq National Market was $2.99 per share. On June 3, 2002, the last sale price of our common stock reported by the Nasdaq National Market was $1.80 per share. As of June 3, 2002, the approximate number of common stockholders of record was 147.

      Digital Impact has never declared or paid any cash dividends on its capital stock. Digital Impact currently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Furthermore, our credit agreements place restrictions on our ability to pay dividends.

  (b) Report of Offering Securities and Use of Proceeds Therefrom:

      In November 1999, we completed our initial public offering of 5,175,000 shares of our common stock, which included 675,000 shares in connection with the exercise of the underwriters’ overallotment option, at $15 per share. The managing underwriters in the offering were Credit Suisse First Boston; Hambrecht & Quist; Donaldson, Lufkin & Jenrette; and U.S. Bancorp Piper Jaffray. The sale of our shares of common stock in the offering was registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Reg. No. 333-87299) that was declared effective by the Securities and Exchange Commission on November 22, 1999. The aggregate offering amount including the over-allotment exercise was approximately $77.6 million. We incurred expenses of approximately $6.8 million, of which approximately $5.4 million represented underwriting discounts and commissions and approximately $1.4 million represented other expenses related to the offering.

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

Item 6. Selected Consolidated Financial Data

	Fiscal year ended March 31,
							October 16, 1997
							(date of
							inception) to
	2002		2001		2000	1999	March 31, 1998

	(In thousands, except per share data)
Statement of Operations Data
Revenues	$39,038		$40,153		$12,991	$1,307	$4
Gross margin	21,045	(1)	22,317	(2)	6,813	633	—
Loss from operations	(19,975	)(1)	(59,763	)(2)	(23,130)	(3,311)	(104)
Net loss per common share — basic and diluted*	$(0.70)		$(2.33)		$(2.28)	$(2.86)	$(0.45)

	March 31,

	2002	2001	2000	1999	1998

Balance Sheet Data
Cash, cash equivalents and short-term investments	$25,588	$35,038	$68,073	$2,864	$1,032
Total assets	49,633	69,019	81,102	6,314	1,078
Long-term debt and capital lease obligations	1,324	2,653	726	691	—
Stockholders’ equity	38,889	55,555	73,530	4,370	1,056

*	For the number of shares used in this calculation for fiscal 2002, 2001 and 2000, see Note 2 to the Consolidated Financial Statements.

(1)	Loss from operations and net loss per common share include a restructuring charge of $1.2 million and a fixed asset write-off of $0.6 million

(2)	Loss from operations and net loss per common share include a goodwill impairment charge of $19.0 million and the write-off of acquired in-process research and development and fixed assets of $4.6 million

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of factors including those discussed in “Certain Factors Which May Impact Future Operating Results,” starting on page 19. Any forward-looking statements speak only as of the date such statements are made.

Overview

      Digital Impact was incorporated in California in October 1997 and reincorporated in Delaware in October 1999. Digital Impact is the premier provider of online direct marketing solutions for enterprises. Our solutions enable corporations to create and deliver online direct marketing programs that drive revenue, influence behavior and deepen customer relationships. Our solutions provide customer insight and powerful program execution through a combination of hosted applications, technology infrastructure and world class services.

      In July 2000, we completed an acquisition of MineShare, Inc. (“MineShare”), a customer intelligence and analysis company based in Santa Monica, California, under which MineShare became our wholly owned subsidiary. The transaction was accounted for using the purchase method of accounting. The purchase price was approximately $31.9 million. In connection with the acquisition, we recorded goodwill and intangible assets of approximately $30.9 million, which we are amortizing over a period of three years. During the quarter ended March 31, 2001, we performed an impairment assessment of the identified intangibles and goodwill recorded in connection with the acquisition of MineShare. As a result of our review, we recorded an impairment charge of $19.0 million relating to goodwill. Please refer to Recent Accounting Pronouncements below for a description of accounting methodology for goodwill and intangibles beginning April 1, 2002.

      We derive our revenues from the sale of solutions that enable businesses to proactively communicate with their customers online. Primarily, these services have consisted of the design and execution of online direct marketing campaigns, the development and execution of customer acquisition programs and additional services provided by our professional services organization. Revenue for direct marketing and acquisition campaigns are recognized when persuasive evidence of an agreement exists, the campaign has been delivered, the fee is fixed or determinable and collection of the resulting receivables is reasonably assured. Revenue generated by our professional service group is typically recognized as the service is provided.

      As of March 31, 2002 the Company had 267 full-time employees, 31% fewer than the 389 employed on March 31, 2001. We restructured our organization throughout fiscal 2002 in order to streamline operations, reduce costs and bring our staffing structure in line with current economic conditions.

Critical Accounting Policies and Estimates

      Digital Impact’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, management evaluates its estimates and evaluations, including those related to the allowance for doubtful accounts, intangible assets, restructuring costs and contingencies and litigation. Management bases its estimates and evaluations on historical experience and various factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Management believes the following critical accounting policies, among others, affects its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	revenue recognition;

•	estimating valuation allowances, specifically the allowance for doubtful accounts; and

•	valuation of long-lived assets and goodwill;

      Revenue recognition. We generate revenue from the sale of solutions that enable businesses to proactively communicate with their customers online.

      Digital Impact applies the provisions of Staff Accounting Bulletin 101 “Revenue Recognition” and recognizes revenue when persuasive evidence of an agreement exists, the service has been delivered, the fee is fixed or determinable and collection of the resulting receivables is reasonably assured. Customer marketing revenues are recognized on delivery of the campaigns. Revenues attributable to one-time set-up fees for service initiation are deferred and recognized ratably over the term of the client’s service agreement, typically twelve months. Customer acquisition revenues are derived primarily from programs that assist clients in growing their email lists through the use of third party list rentals. Customer acquisition programs fall into two general categories: List Rental programs and ProspectNet programs. List Rental programs involve the execution and delivery of email campaigns to a defined number of individuals provided by a third party list rental service. ProspectNet programs involve the strategic placement of a Digital Impact client offer on a third party site for the purpose of generating new opt-in email addresses for the client. Digital Impact contracts with third party providers to deliver secure names of individuals who opt-in to join the client’s email list. Digital Impact is obligated to make payments to third parties for the cost of services associated with the execution of List Rental and ProspectNet programs. These costs are recognized in the period that the programs are executed and are netted against program revenue. Digital Impact provides other complimentary services to clients, such as, strategy, solutions engineering, web-page development, creative design and data analytics. These services are typically billed on an hourly rate. The revenue for engagements that support the delivery of future products and services, such as targeted email delivery, is deferred at the time of delivery and recognized pro-rata over the future periods of usage. The period over which the revenue is recognized varies, generally between one and twelve months, depending on the term of the contract or the estimated period of usage. Management uses their best estimates to determine the appropriate period for revenue deferral.

      We assess probability of collection based on a number of factors, including our past transaction history with the customer and the credit-worthiness of the customer. New customers and certain existing customers are subject to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay according to the original terms of the arrangement. Based on our review process, if it is determined from the outset or during the term of an arrangement that collection of the resulting receivable is not probable, then revenue is recognized on a cash-collected basis.

      Allowance for doubtful accounts. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Specifically, management must make estimates of the uncollectable portion of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debt experience, customer concentrations, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $8.2 million, net of allowance for doubtful accounts of $697,000, as of March 31, 2002.

      Valuation of long-lived assets and goodwill. We assess the impairment of identified intangibles, long-lived assets and related goodwill and enterprise level goodwill annually and whenever events or a change in circumstances indicate the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period of time; and

•	our market capitalization relative to net book value.

      When we determine that the carrying value of intangible assets, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any potential impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and goodwill amounted to $12.3 million as of March 31, 2002.

      On April 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and as a result we will reclassify $1.2 million related to assembled workforce to goodwill and cease amortizing the goodwill balance of $2.0 million. We are required to perform an initial impairment review of our goodwill in the first half of fiscal 2003 and an annual impairment review thereafter. We currently do not expect to record an impairment charge upon the completion of an initial, preliminary impairment review.

QUARTERLY RESULTS OF OPERATION

      The following table sets forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended March 31, 2002. This information is unaudited, but in the opinion of management, it has been prepared on substantially the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operation. The consolidated quarterly data should be read in conjunction with our audited consolidated financial statements and the notes to such statements appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

					Weighted Average	Basic and Diluted
		Gross	Loss From		Common Shares —	Net Loss per
Fiscal Quarter Ended	Revenues	Profit	Operations	Net Loss	Basic and Diluted	Common Share

	(In thousands, except per share data)
2002
June 30	$10,006	$5,446	$(6,799)	$(6,615)	26,930	$(0.25)
September 30	8,420	4,208	(6,692)	(6,551)	27,610	(0.24)
December 31	10,329	5,489	(3,181)	(3,207)	28,340	(0.11)
March 31	10,283	5,902	(3,303)	(3,305)	28,960	(0.11)
2001
June 30	$8,474	$4,761	$(7,024)	$(6,056)	22,160	$(0.27)
September 30	9,371	5,217	(14,009)	(13,141)	24,010	(0.55)
December 31	12,156	6,830	(9,156)	(8,492)	25,080	(0.34)
March 31	10,152	5,509	(29,574)	(29,042)	26,060	(1.11)

      In the fourth quarter of fiscal 2002, Digital Impact recorded a restructuring charge of $1.2 million. The components of the charge included the involuntary termination of 24 employees, the consolidation of leased office space in Cupertino, CA, and the write-off of related fixed assets. (See Note No. 8 to the Consolidated

Financial Statements.) Also in the fourth quarter of 2002, Digital Impact realized a loss of approximately $600,000 related to the disposal of fixed assets.

      In the fourth quarter of fiscal 2001, Digital Impact recognized approximately $19.0 million in impairments associated with the write down of the goodwill generated in its acquisition of MineShare. (See Note No. 3 to the Consolidated Financial Statements.)

      In the second quarter of fiscal 2001, Digital Impact recognized approximately $4.6 million in write-offs in the acquisition of MineShare related to the purchase of in-process research and development and fixed assets.

      The amount and timing of our operating expenses will vary from quarter to quarter depending on our level of actual and anticipated business activity. Our revenues and operating results are difficult to forecast and will fluctuate, and we believe you should not rely on them as an indication of future performance.

Results of Operations

      The following table sets forth, as a percentage of revenues, statement of operations data for the periods indicated. These operating results are not necessarily indicative of results for any future periods.

	Fiscal year ended March 31,

	2002	2001	2000

Net revenues	100%	100%	100%
Cost of revenues	46	44	48

Gross margin	54	56	52
Operating expenses:
Research and development	29	44	57
Sales and marketing	40	45	59
General and administrative	22	28	43
Stock-based compensation	6	13	71
Amortization of goodwill and purchased intangibles	4	16	—
Goodwill impairment charge	—	47	—
In-process research and development and fixed assets	2	11	—
Restructuring charges	3	—	—

Total operating expenses	105	204	230

Loss from operations	(51)	(149)	(178)
Other income, net	1	8	11

Net loss	(50)%	(141)%	(167)%

COMPARISON OF THE YEARS ENDED MARCH 31, 2002 AND 2001

Revenues

      Total revenues decreased by 3% to $39.0 million for the fiscal year ended March 31, 2002 from $40.2 million for the fiscal year ended March 31, 2001, primarily as a result of the factors listed below.

      The number of clients declined slightly from March 31, 2001 to March 31, 2002. This decline in clients was primarily the result of a loss of dot-com customers as their businesses failed and they ceased operations. This decline was partially offset by client additions among mid-cap and Fortune 1000 companies. The volume of emails delivered during fiscal 2002 was essentially equal to the prior year, and we experienced a slight erosion in pricing.

Cost of Revenue

      Cost of revenue consists primarily of expenses relating to the delivery of online direct marketing services, including personnel costs of our services staff, the amortization of equipment, purchased and licensed technology, and data center expenses.

      Total cost of revenues increased 1% to $18.0 million for the fiscal year ended March 31, 2002 from $17.8 million for the fiscal year ended March 31, 2001.

      The increase in cost of revenue was primarily related to an increase in depreciation and maintenance expense of $1.7 million, as a result of our investments in our data center infrastructure and a $400,000 increase in data center rent. These increases were largely offset by lower costs for personnel salaries and consultants of $2.0 million, resulting from reductions in staffing in the services and operations staff.

      Gross margin decreased to 54% for the fiscal year 2002 from 56% for the fiscal 2001, largely due to the increased investment in our data center infrastructure which resulted in excess capacity that, when spread over our revenue base produced lower margins.

Operating Expenses

      Our operating expenses are classified into three general categories: research and development, sales and marketing, and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures. Although each category includes expenses that are unique to each operating category, some expenditures, such as compensation, employee benefits, recruiting costs, equipment costs, travel and entertainment costs, facilities costs and third-party professional service fees, occur in each of these categories.

      We allocate the total cost for information services and facilities to each functional area that uses the information services and facilities based on each area’s relative headcount. These allocated charges include rent and other facility-related costs, communication charges and depreciation expense for furniture and equipment.

      Total operating expenses also include non-cash expenses related to stock-based compensation, amortization of goodwill and purchased intangibles, goodwill impairment charges, write-off of acquired in-process research and development and fixed assets and restructuring charges.

      Research and development. Research and development expenses consist primarily of personnel and related costs, consultants and outside contractor costs, and software and hardware maintenance costs for our development efforts. Historically, all research and development costs have been expensed as incurred, however in the quarter ended March 31, 2002, we capitalized $130,000 of research and development expense related to the development of our IMPACT product. Research and development expense decreased by 36% to $11.2 million for the year ended March 31, 2002 from $17.6 million for year ended March 31, 2001. The decrease was mainly attributable to reductions in personnel costs of $3.0 million resulting from a 44 person reduction in headcount related to restructuring activities and completion of the development of our IMPACT product, a $2.5 million reduction in outside consulting expense related to efforts to meet development needs with internal personnel and a $500,000 reduction in recruiting expense. We expect to continue to make substantial investments in research and development.

      Sales and marketing. Sales and marketing expenses consist of personnel and related costs for our direct sales force and marketing staff, and marketing programs which include trade shows, advertisements, promotional activities and media events. Sales and marketing expense decreased by 14% to $15.6 million for the fiscal year ended March 31, 2002 from $18.1 million for the year ended March 31, 2001. The decrease was mainly attributable to a $2.6 million reduction in personnel costs associated with restructuring activities.

      General and administrative. General and administrative expenses consist primarily of personnel and related costs for general corporate purposes, including information services, finance, accounting, human resources, facilities and legal. General and administrative expenses decreased by 24% to $8.5 million for the year ended March 31, 2002 from $11.3 million for the year ended March 31, 2001. The decrease was primarily due to decreased personnel costs of $700,000 related to a 25% decline in headcount, a $900,000 decrease in bad debt expense, a $300,000 reduction in outside consulting expense and a $300,000 decline in professional and legal fees.

      Stock-based compensation. In connection with the granting of stock options and restricted stock to our employees and the assumption of options related to the acquisition of MineShare, we recorded unearned stock based compensation totaling approximately $18.1 million, net of forfeitures, through March 31, 2002. This amount represents the total difference between the exercise prices of the stock options or the purchase price of the restricted stock and the deemed fair market value of the underlying common stock for accounting purposes on the date granted. This amount is included as a component of stockholders’ equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options or restricted stock, consistent with the methods described in FASB Interpretation No. 28.

      Stock-based compensation, a noncash expense, decreased 54% to $2.3 million for the year ended March 31, 2002 from $5.0 million for the year ended March 31, 2001. The decline was primarily attributable to the cancellation of unearned stock-based compensation for terminated employees during fiscal 2002, offset by stock-based compensation expense related to the granting of restricted stock during fiscal 2002.

      As of March 31, 2002, approximately $1.2 million of total unearned deferred stock-based compensation remains to be amortized.

      Amortization of goodwill and purchased intangibles. We recorded $1.5 million in amortization in the fiscal year ended March 31, 2002 compared to $6.4 million for the fiscal year ended March 31, 2001. The decrease was due to a $19.0 million goodwill impairment that was recorded in the fourth quarter of fiscal 2001. The goodwill and purchased intangibles relate to the July 31, 2000 acquisition of MineShare and are being amortized over three years.

      In accordance with SFAS No. 142, effective April 1, 2002 Digital Impact no longer amortizes our existing goodwill. In addition, we are required to review goodwill for impairment effective April 1, 2002 as part of the transition provisions. Any impairment resulting from the transition provisions will be recorded as of April 1, 2002 and will be recognized as the effect of a change in accounting principle. We currently do not expect to record an impairment charge upon the completion of an initial, preliminary impairment review.

      Goodwill impairment. In the fourth quarter of 2001, we performed an impairment assessment of the identified intangibles and goodwill recorded in connection with the acquisition of MineShare. The assessment was performed primarily as a result of the significant sustained decline in our stock price since the valuation date of the shares issued in the MineShare acquisition, the overall decline in industry growth rates, and a 17% decline in fourth quarter of fiscal 2001 operating results, the result of our first fall in revenues since inception. As a result of our review, we recorded a $19.0 million impairment charge to reduce goodwill. The charge was determined based upon our estimated discounted cash flow over the remaining useful life of the goodwill using a discount rate of 25%. The assumptions supporting the cash flows including the discount rate were determined using our best estimates as of such date.

      Write-off of acquired in-process research and development and fixed assets. During the year ended March 31, 2002 we recorded a $600,000 loss related to the write-off of fixed assets. During the year ended March 31, 2001 we incurred $4.6 million of acquired in-process research and development expense associated with our acquisition of MineShare. The amount allocated to intangibles was determined based on an appraisal completed by an independent third party using established valuation techniques. The in-process technology percentage of completion was estimated to be 65%. The value of this in-process technology was determined by estimating the costs to develop the purchased in-process technology into a commercially viable product, estimating the resulting net cash flows from the sale of the product resulting from the completion of the in-process technology and discounting the net cash flows back to their present value. The purchased in-process technology was expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed.

      Restructuring charges. For the year ended March 31, 2002, we incurred restructuring charges of approximately $1.2 million primarily related to exit costs associated with certain excess leased facilities, asset impairments and reductions in our workforce. The restructuring charge included $434,000 for assets disposed of or removed from operations. Assets disposed of or removed from operations consisted primarily of leasehold improvements, computer equipment and related software, office equipment and furniture and fixtures. These assets were utilized by terminated employees or related to facilities no longer in use.

      The restructuring charge also included $100,000 for severance, benefits and related costs due to reductions in our workforce. These severance payments related solely to the 24 employees terminated in our January 2002 restructuring. As of March 31, 2002 we had 267 full-time employees. We restructured our organization throughout 2002, with net workforce reductions of approximately 122 employees, or approximately 31% from March 31, 2001, in order to streamline operations, reduce costs and bring our staffing and structure in line with industry standards and current economic conditions.

      The restructuring charge also included $690,000 in lease termination costs resulting from our decision to exit and reduce certain facilities. The costs were paid in the fourth quarter of fiscal 2002.

      Other income, net. Other income, net in 2002 and 2001 consisted primarily of interest earned on cash and short-term investments offset by interest expense and other expense. Other income, net decreased by 90% to $297,000 for the fiscal year ended March 31, 2002 from $3.0 million for the fiscal year ended March 31, 2001. The decrease is largely due to lower average cash and cash equivalent balances resulting from the use of cash to fund current operations and secondarily to lower prevailing interest rates during the period.

      Income taxes. No provision for federal and state income taxes was recorded as we incurred net operating losses from inception through March 31, 2002. Due to the uncertainty regarding the ultimate utilization of the net operating loss carryforwards, we have not recorded any benefit for losses and a valuation allowance has been recorded for the entire amount of the net deferred tax asset. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. If we should have an ownership change, as defined for tax purposes, utilization of the carryforwards could be restricted. In addition, sales of our stock, including shares sold in the initial public offering, may further restrict our ability to utilize our net operating loss carryforwards.

COMPARISON OF THE YEARS ENDED MARCH 31, 2001 AND 2000

Revenues

      Total revenues increased by 209% to $40.2 million for the fiscal year ended March 31, 2001 from $13.0 million for the fiscal year ended March 31, 2000, primarily as a result of the factors listed below.

      The increase in revenues was driven by an equivalent increase in year-over year email volume, resulting from a substantial increase in the number of clients to which we provide service and expansion of our core service offerings.

Cost of Revenue

      Cost of revenue consisted primarily of expenses relating to the delivery of online direct marketing services, including personnel costs, primarily consisting of our production services and customer service staff, the amortization of equipment, purchased and licensed technology, and data center expenses.

      Total cost of revenues increased 189% to $17.8 million for the fiscal year ended March 31, 2001 from $6.2 million for the fiscal year ended March 31, 2000, primarily due to the factors listed below.

      The increase was primarily due to higher costs of campaign creation and delivery associated with supporting our growing client base, a higher volume of campaigns and the expansion of our data center infrastructure. Gross margin improved from 52% for the year ended March 31, 2000 to 56% for the subsequent fiscal year, largely due to increased productivity, the continued scaling of our operations as volumes increased and an increase in the number of clients using our professional services.

Operating Expenses

      Research and development. Research and development expenses consist primarily of personnel and related costs, consultants and outside contractor costs and software and hardware maintenance costs for our development efforts. As of March 31, 2001, all research and development costs had been expensed as incurred. Research and development expense increased by 135% to $17.6 million for the year ended March 31, 2001 from $7.5 million for year ended March 31, 2000. The increase was attributable primarily to increased personnel costs of $4.9 million, due to internal growth and an increase in engineering staff associated with our MineShare acquisition, and an increase in professional fees of $1.2 million as we continued to invest in our technology capabilities.

      Sales and marketing. Sales and marketing expenses consist of personnel and related costs primarily for our direct sales force and marketing staff, in addition to marketing programs, which include trade shows, advertisements, promotional activities and media events. Sales and marketing expense increased 138% to $18.1 million for the fiscal year ended March 31, 2001 from $7.6 million for the year ended March 31, 2000. The increase was mainly attributable to a $4.7 million increase in personnel costs associated with growth of our sales force and marketing staff including the additions of regional sales offices in Chicago and Dallas and the addition of an international subsidiary in London, England, a $1.0 million increase related to expanded advertising and promotional activities, a $1.0 million increase in travel and entertainment expense and a $766,000 increase in professional fees.

      General and administrative. General and administrative expenses consist primarily of personnel and related costs for general corporate purposes, including information services, finance, accounting, human resources, facilities and legal. General and administrative expenses increased by 102% to $11.3 million for the year ended March 31, 2001 from $5.6 million for the year ended March 31, 2000. The increase was primarily due to increased personnel costs of $2.0 million related to internal growth and the acquisition of MineShare, an increase of $1.8 million in bad debt expense, and a $500,000 increase in insurance costs related to an increase in liability insurance during the fiscal year.

      Stock-based compensation. In connection with the granting of stock options to our employees and the assumption of options related to the acquisition of MineShare, we recorded unearned stock-based compensation totaling approximately $18.6 million, net of forfeitures, through March 31, 2001. This amount represents the total difference between the exercise prices of the stock options or the purchase price of the restricted stock and the deemed fair market value of the underlying common stock for accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders’ equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the methods described in FASB Interpretation No. 28.

      Stock-based compensation, a noncash expense, decreased 45% to $5.0 million for the year ended March 31, 2001 from $9.2 million for the year ended March 31, 2000.

      Amortization of goodwill and purchased intangibles. On July 31, 2000, we completed the acquisition of MineShare. As a result of the merger, we recorded $30.9 million of goodwill and purchased intangibles. The amount is being amortized on a straight-line basis over a period of three years from the date of the acquisition. During the year ended March 31, 2001, we recorded amortization of goodwill and intangibles of $6.4 million.

      Goodwill impairment. We performed an impairment assessment of the identified intangibles and goodwill recorded in connection with the acquisition of MineShare. The assessment was performed primarily as a result of the significant sustained decline in our stock price since the valuation date of the shares issued in the MineShare acquisition, the overall decline in industry growth rates, and a 17% decline in fourth quarter of fiscal 2001 operating results, the result of our first fall in revenues since inception. As a result of our review, we recorded a $19.0 million impairment charge to reduce goodwill. The charge was determined based upon our estimated discounted cash flows over the remaining useful life of the goodwill using a discount rate of 25%. The assumptions supporting the cash flows including the discount rate were determined using our best estimates as of such date.

      Write-off of acquired in-process research and development and fixed assets. During the year ended March 31, 2001 we incurred $4.6 million of in-process research and development expense. We wrote-off purchased in-process research and development associated with the acquisition of MineShare. The fair value allocated to in-process research and development was determined by identifying the research projects for which technological feasibility has not been achieved and which had no alternative further use at the merger date.

      Other income and (expense), net. Other income and expense, net in 2001 and 2000 consisted primarily of interest earned on cash and short-term investments offset by interest expense and other expense. Other income and expense, net increased by 100% to $3.0 million for the fiscal year ended March 31, 2001 from $1.5 million for the fiscal year ended March 31, 2000. The increase is largely due to higher average cash and cash equivalents balances resulting from the $70.8 million in net proceeds received during our initial public offering completed in November 1999.

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

      As of March 31, 2002, we had $25.6 million in cash, cash equivalents and short-term investments and working capital of $25.9 million. In addition, as of March 31, 2002, we had $1.1 million in restricted cash supporting letters of credit issued against certain contractual lease obligations.

      Our operating activities used $6.2 million of cash for the year ended March 31, 2002. The decrease in net cash used in operating activities in fiscal 2002 resulted from the net loss of $19.7 million, less non-cash items of $11.3 million, decreases in accounts payable and accrued liabilities of $1.5 million and increases in current and other assets of $1.2 million, partially offset by a decrease in accounts receivable of $4.9 million. Operating activities used $24.4 million of cash for the year ended March 31, 2001. The decrease in cash provided by operating activities in 2001 resulted from the net loss of $56.7 million, which includes the amortization of stock-based compensation of $5.0 million, depreciation and amortization expense of $11.7 million, a goodwill impairment charge of $19.0 million, the write-off of purchased in-process research and development of $4.4 million, and an increase in accounts receivable of $8.7 million related to higher sales during the period. Operating activities used $10.0 million of cash for the year ended March 31, 2000 which was primarily attributable to net losses experienced during the period, partially offset by the amortization of stock-based compensation and increases in accounts payable and accrued liabilities.

      Investing activities used $3.3 million of cash for the year ended March 31, 2002, related to the acquisition of property plant and equipment totaling $2.3 million and the investment of $1.7 million in short-term marketable securities and a reduction of $0.7 million in restricted cash. During the fiscal years 2001 and 2000, net cash used in investing activities was $7.7 million and $5.5 million respectively, primarily related to the purchase of property and equipment.

      Financing activities used $1.7 million of cash for the year ended March 31, 2002, and consisted primarily of principal payments on long-term debt totaling $2.3 million, partially offset by proceeds from the issuance of common stock resulting from the exercise of stock options and purchases made under the Company’s employee stock purchase plan. Financing activities generated $2.5 million during the fiscal year ended March 31, 2001, attributable primarily to the proceeds from long-term debt, offset by principal payments on long-term debt, including the repayment of a bridge loan related to the MineShare subsidiary, and proceeds from the issuance of common stock related to the exercise of stock options and purchases made under the Company’s employee stock purchase plan. Net cash provided by financing activities during the fiscal year ended March 31, 2000 was $80.8 million, consisting primarily of the net proceeds of $70.8 million related to our initial public offering and $10.7 million related to the July 1999 issuance of 2.2 million shares of Series C preferred stock.

      At March 31, 2002 we had $23.9 million in cash and cash equivalents and borrowings in the form of long-term debt, capital leases and a line of credit totaling $3.2 million payable in monthly installments through March 2004 with a weighted average interest rate of 12%.

      We are committed to making cash payments in the future on three types of contracts: long-term debt, capital leases and non-cancelable operating leases. We have no off-balance sheet debt or other such unrecorded obligations and we have not guaranteed the debt of any other party. We have a term loan that contains a cash covenant which requires that we maintain a minimum of $11.5 million in unrestricted cash and cash equivalents. In the event that the covenant is violated the loan is immediately callable. As of March 31, 2002, there was $2.1 million outstanding under this loan agreement.

      Digital Impact has made certain commercial commitments that extend beyond our fiscal year ending March 31, 2003. These commitments include letters of credit obtained from a financial institution in lieu of a security deposit for leased office space. The aggregate amount of the letters of credit is classified as restricted cash and held in long-term other assets.

      Below is a schedule of the future payments that we are obligated to make based on agreements in place as of March 31, 2002:

	March 31,

	Total	2003	2004	2005	2006	2007	After

	(In thousands)
Contractual Obligations:
Long-term debt	$2,788	$1,539	$1,249	$—	$—	$—	$—
Capital leases	408	333	75	—	—	—	—
Operating leases	10,655	2,707	2,717	2,193	1,630	1,408	—

Total Contractual Obligations	$13,851	$4,579	$4,041	$2,193	$1,630	$1,408	$—

      We have commercial commitments under letters of credit that expire in amounts of $84,000 and $1.0 million in fiscal year 2004 and fiscal year 2008, respectively.

      The Company has incurred a consolidated net loss of approximately $19.7 million for the year ended March 31, 2002 and used cash of $6.2 million in operations for that year.

      The Company continues to face risks associated with the execution of its strategy. The Company’s future cash flows will depend upon: (1) the level of the future sales which depend on technology and product development, changes in the marketplace, liquidity, competition from existing and new competitors which may enter the marketplace and retention of key personnel and (2) our ability to control expenses.

      The Company presently uses its cash and cash equivalent balances to fund its operating, investing and financing activities. If due to the risks outlined in the previous paragraph, revenues were to decline significantly, this could have an adverse effect on the Company’s ability to achieve its intended business objectives.

      We believe that our existing cash and cash equivalents will be sufficient to satisfy our currently anticipated cash requirements for the next twelve months.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principals Board (“APB”) No. 16, Business Combinations. The provisions of SFAS No. 141 were adopted July 1, 2001. The most significant changes made by SFAS No. 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain.

      SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and supersedes APB No. 17, Intangible Assets. The most significant changes made by SFAS No. 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

      We have adopted SFAS No. 142 effective April 1, 2002, and as a result no longer amortize our goodwill balance of $2.0 million. At March 31, 2002, net goodwill was $820,000 and goodwill amortization expense was $615,000 for the year ended March 31, 2002. We will be required to measure goodwill for impairment effective April 1, 2002 as part of the transition provisions. Any impairment resulting from the transition provisions will be recorded as of April 1, 2002 and will be recognized as the effect of a change in accounting principle. We currently do not expect to record an impairment charge upon completion of an initial, preliminary impairment review.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is required to be applied starting with fiscal years beginning after December 15, 2001. SFAS No. 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. The adoption of SFAS No. 144 is not expected to have a significant impact on our financial statements or results of operations.

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

We derive a significant portion of our revenue from advertising services, which revenues tend to be cyclical and dependent on the economic prospects of advertisers and direct marketers and the economy in general. A continued decrease in expenditures by advertisers and direct marketers or a continued downturn in the economy could cause our revenues to decline significantly in any given period.

      We derive, and expect to continue to derive for the foreseeable future, a large portion of our revenue from products and services we provide to advertisers, direct marketers and agencies. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. The overall market for advertising, including Internet advertising, has been characterized in recent quarters by increasing softness of demand, lower prices for advertisements, the reduction or cancellation of advertising contracts, an increased risk of uncollectible receivables from customer and the reduction of marketing and advertising budgets, especially for online advertising and by Internet-related companies. As a result of these reductions, advertising spending across traditional media, as well as the Internet, has decreased.

      We cannot assure you that further reductions in advertising spending will not occur. We also cannot assure you that if economic conditions improve, marketing budgets and advertising spending will increase from current levels. A continued decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities or increase the time it takes to close a sale with a customer. As a result, our revenues from advertisements and advertising services may decline significantly in any given period.

Seasonal trends may cause our quarterly operating results to fluctuate, which may adversely affect the market price of our common stock.

      The traditional direct marketing industry has typically generated lower revenues during the summer months and higher revenues during the calendar year-end months. We believe our business is affected by similar revenue fluctuations, but our limited operating history is insufficient to isolate and predict the magnitude of these effects. Because we do experience these effects, analysts and investors may not be able to predict our quarterly or annual operating results. If we fail to meet expectations of analysts and investors, our stock price could decline.

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

      The loss of a major client could harm our business. While only one client accounted for more than 10% of our revenues for the fiscal year ended March 31, 2002, the loss of this client or another major client could have a material adverse effect on our business and results of operations. Additionally, many Internet-based businesses have recently been experiencing financial problems. While the majority of our clients are not Internet-based businesses, the loss of a number of these clients could have a material adverse effect on our business and our results of operations.

The online direct marketing industry is highly competitive, and if we are unable to compete effectively, the demand for, or the prices of, our services may decline.

      The market for online direct marketing is highly competitive, rapidly evolving and experiencing rapid technological change. Intense competition may result in price reductions, reduced sales, gross margins and operating margins, and loss of market share. Our principal competitors include providers of online direct marketing solutions such as DoubleClick, Responsys, Cheetahmail, CMGI’s Yesmail (through its recent acquisition of Post Communications), eDialog and Clickaction, as well as the in-house information technology departments of our existing and prospective clients.

      In addition, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our prices. In the future, we may experience competition from Internet service providers, advertising and direct marketing agencies and other large established businesses possessing large, existing customer bases, substantial financial resources and established distribution channels and could develop, market or resell a number of online direct marketing solutions. These potential competitors may also choose to enter, or have already entered, the market for online direct marketing by acquiring one of our existing competitors or by forming strategic alliances with a competitor.

      Many of these potential competitors have broad distribution channels and they may bundle competing products or services. As a result of future competition, the demand for our services could substantially decline. Any of these occurrences could harm our ability to compete effectively.

If we do not attract and retain additional highly skilled personnel, we may be unable to execute our business strategy.

      Our business depends on the continued technological innovation of our core services and our ability to provide comprehensive online direct marketing expertise. Our main offices are located in the San Francisco Bay Area, where competition for personnel with Internet-related technology and marketing skills has traditionally been intense. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to successfully introduce new services or otherwise implement our business strategy. As a public company we face greater difficulty attracting and retaining personnel than we did as a private company.

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

      Our business model relies on our ability to deliver emails over the Internet through Internet service providers and to recipients in major corporations. In particular, a significant percentage of our emails are sent to recipients who use America Online. We do not have, and we are not required to have, an agreement with America Online to deliver emails to their customers. America Online uses a proprietary set of technologies to handle and deliver email and the value of our services will be reduced if we are unable to provide emails compatible with these technologies. In addition, America Online and other Internet service providers are able to block unwanted messages to their users. If these companies limit or halt the delivery of our emails, or if we fail to deliver emails in such a way as to be compatible with these companies’ email handling technologies, then our clients may discontinue their use of our services.

Our facilities and systems are vulnerable to natural disasters and other unexpected events, and any of these events could result in an interruption of our ability to execute our clients’ online direct marketing campaigns.

      We depend on the efficient and uninterrupted operations of our data center and hardware systems. Our data center and hardware systems are located in northern California, an area susceptible to earthquakes. Our data center and hardware systems are also vulnerable to damage from fire, floods, power loss, telecommunications failures, and similar events. If any of these events results in damage to our data center or systems, we may be unable to execute our clients’ online direct marketing campaigns until the damage is repaired, and may accordingly lose clients and revenues. In addition, we may incur substantial costs in repairing any damage.

Our data center is located at facilities provided by a third party, and if this party is unable to adequately protect our data center, our reputation may be harmed and we may lose clients.

      Our data center, which is critical to our ongoing operations, is located at facilities provided by a third party. Our operations depend on this party’s ability to protect our data center from damage or interruption from human error, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. If this party is unable to adequately protect our data center and information is lost or our ability to deliver our services is interrupted, our reputation may be harmed and we may lose clients.

If we are unable to protect our intellectual property, third parties could use our intellectual property without our consent.

      Our ability to successfully compete is substantially dependent upon our internally developed technology and intellectual property, which we protect through a combination of patent, copyright, trade secret and trademark law, and contractual obligations. We have no issued patents and have two U.S. patent applications pending. We have several registered U.S. trademarks and have several more applications pending in the U.S., Europe and Japan. We may not be able to protect our proprietary rights. Unauthorized parties may attempt to obtain and use our proprietary information. Policing unauthorized use of our proprietary information is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

      Our clients’ promotion of their products and services may not comply with federal, state and local laws, including but not limited to laws and regulations surrounding the Internet. We cannot predict whether our role in facilitating these marketing activities would expose us to liability under these laws. Any claims made against us could be costly and time-consuming to defend. If we are exposed to this kind of liability, we could be required to pay substantial fines or penalties, redesign our business methods, discontinue some of our services or otherwise expend resources to avoid liability.

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

      For the period from our inception through March 31, 2002, we provided our services to clients primarily in the United States. As a result, our financial results have not been materially affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The majority of our sales are currently denominated in U.S. dollars. During the fiscal year ending March 31, 2001, we established a subsidiary in the United Kingdom which has had minimal operations to date. As the operations of this subsidiary expand, our future operating results could be directly impacted by changes in foreign currency exchange rates or economic conditions in this region.

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

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

      Certain information required by Part III is omitted from this Report because the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Report and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors and Executive Officers of the Registrant

      The information concerning the Company’s directors and executive officers required by this Item is incorporated by reference to Item 1, “Executive Officers of the Registrant,” and to the Company’s Proxy Statement, “Proposal One — Election of Directors.”

      There is no family relationship among any of the directors or executive officers of Digital Impact.

      The information regarding compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated by reference to the Company’s Proxy Statement, “Beneficial Ownership of Shares — Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation

      The information required by this Item is incorporated by reference to our Proxy Statement, “Executive Compensation” (except for the subsection entitled “Report of the Compensation Committee on Executive Compensation,” which is not incorporated herein by reference).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information regarding the securities authorized for issuance under equity compensation plans required by this item is incorporated by reference to our Proxy Statement, “Equity Compensation Plan Information.” The information regarding the security ownership by certain beneficial owners required by this Item is incorporated by reference to our Proxy Statement, “Beneficial Ownership of Shares.”

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference to our Proxy Statement, “Indebtedness of Management.”

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as a part of this Report:

      1. Financial Statements:

      2. Financial Statement Schedule: The following consolidated financial statement schedule of Digital Impact, Inc., for the fiscal years ended March 31, 2002, 2001 and 2000, is filed as a part of this Report and should be read in conjunction with the financial statements of Digital Impact, Inc.

Page

Schedule II Valuation and Qualifying Accounts	47

      Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

      3. Exhibits: The Exhibits listed on the accompanying Index to Exhibits immediately following the consolidated financial statement schedules are filed as part of, or incorporated by reference into, this Report.

Exhibit
Number	Description

2.1(2)	Agreement and Plan of Reorganization dated as of July 19, 2000, by and among the Registrant, Candlestick Acquisition Corp., MineShare, Inc., David Mariani, as the Founding Shareholder, David Mariani, as Shareholder Representative, and Computershare Investor Services, as Exchange Agent.
2.2(2)	Agreement and Plan of Merger among MineShare, Inc. and Candlestick Acquisition Corp. dated as of July 31, 2000.
3.1(1)	Form of Amended and Restated Certificate of Incorporation of the Registrant
3.2(1)	Bylaws of the Registrant
4.1(1)	Amended and Restated Investor Rights Agreement
4.2(6)	Registration Rights Agreement, dated July 31, 2000, by and among the Registrant and each of the Stockholders listed on Exhibit A thereto.
10.1(5)	Registrant’s 1998 Stock Plan, as Amended and Restated*
10.2(1)	Registrant’s 1999 Employee Stock Purchase Plan*
10.3(1)	Registrant’s 1999 Director Option Plan*
10.4(1)	Employment Agreement by and between Registrant and David Oppenheimer*
10.5(7)	Employment Agreement by and between Registrant and Kevin Johnson*
10.7(1)	Master Lease Agreement by and between Registrant and Comdisco, Inc.
10.8(1)	Standard Form Lease by and between Registrant and Casiopea Venture Corporation

Exhibit
Number	Description

10.9	Standard Form Lease by and between Registrant and Casiopea Venture Corporation
10.10(1)	Form of Indemnification Agreement by and between Registrant and each of its directors and executive officers*
10.12(6)	Master Loan and Security Agreement by and between the Registrant and Wells Fargo Equipment Finance, Inc.
10.13(6)	Form of Retention Agreement with Key Employees
10.14	Form of Retention Agreement with a Key Employee
10.15	Form of Retention Agreement with a Key Employee
10.16	Promissory Note by and between the Registrant and William Park
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP (included on page 48 of this Report)
24.1	Power of Attorney (included on page 49 of this Report)
99.1(4)	Note Conversion Agreement between Registrant and Enterprise Partners III, Associates, LLP and Enterprise Partners III, LLP, dated as of February 16, 2001

*	Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report on Form 10-K.

(1)	Incorporated by reference to Digital Impact’s registration statement on Form S-1, File No. 333-87299, originally filed with the Commission on September 17, 1999, as subsequently amended.

(2)	Incorporated by reference to Digital Impact’s Report on Form 8-K, filed with the Commission on August 14, 2000.

(3)	Incorporated by reference to Digital Impact’s Report on Form 8-K, filed with the Commission on February 16, 2001

(4)	Incorporated by reference to Exhibit 99.1 of Digital Impact’s Report on Form 8-K filed with the Commission on February 16, 2001.

(5)	Incorporated by reference to Digital Impact’s definitive proxy statement filed with the Commission on June 22, 2000.

(6)	Incorporated by reference to Digital Impact’s Report on 10-K filed with the Commission on June 13, 2001.

(7)	Incorporated by reference to Digital Impact’s Report on 10-Q filed with the Commission on February 14, 2002.

      (b) Reports on Form 8-K

      None

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Digital Impact, Inc.:

      In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 25, present fairly, in all material respects, the financial position of Digital Impact, Inc. (the “Company”) and its subsidiaries at March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 25 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

San Jose, California

April 24, 2002

DIGITAL IMPACT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$23,937	$35,038
Short-term investments	1,651	—
Accounts receivable, net of allowance for doubtful accounts of $697 and $883	8,191	12,899
Prepaid expenses and other current assets	1,504	551

Total current assets	35,283	48,488

Property and equipment, net	9,484	13,100
Restricted cash	1,141	1,847
Intangible assets	2,860	5,005
Other assets	865	579

Total assets	$49,633	$69,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,529	$4,557
Accrued payroll	1,499	2,342
Accrued liabilities	2,706	1,087
Deferred revenue	829	1,050
Current portion of capital lease obligations	320	862
Current portion of long term-debt	1,537	913

Total current liabilities	9,420	10,811

Capital lease obligations, less current portion	73	524
Long-term debt, less current portion	1,251	2,129

Total liabilities	10,744	13,464

Commitments (See Note 5)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 29,761 and 27,866 issued and outstanding	30	27
Additional paid-in capital	141,877	141,823
Accumulated other comprehensive loss	—	(34)
Unearned stock-based compensation	(1,169)	(4,387)
Accumulated deficit	(101,405)	(81,727)
Less treasury stock, at cost, (395) shares	(444)	(147)

Total stockholders’ equity	38,889	55,555

Total liabilities and stockholders’ equity	$49,633	$69,019

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL IMPACT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal year ended March 31,

	2002	2001	2000

Revenues	$39,038	$40,153	$12,991
Cost of revenues	17,993	17,836	6,178

Gross margin	21,045	22,317	6,813

Operating expenses:
Research and development	11,217	17,592	7,452
Sales and marketing	15,612	18,146	7,630
General and administrative	8,548	11,301	5,633
Stock based-compensation	2,319	5,049	9,228
Amortization of goodwill and purchased intangibles	1,500	6,429	—
Goodwill impairment charge	—	19,000	—
Write-off of acquired in-process research and development and fixed assets	600	4,563	—
Restructuring charges	1,224	—	—

Total operating expenses	41,020	82,080	29,943

Loss from operations	(19,975)	(59,763)	(23,130)
Other income, net	297	3,032	1,477

Net loss	$(19,678)	$(56,731)	$(21,653)

Net loss per common share — basic and diluted	$(0.70)	$(2.33)	$(2.28)

Shares used in net loss per common share calculation — basic and diluted	27,960	24,350	9,510

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL IMPACT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Convertible							Accumulated
	Preferred Stock		Common Stock		Treasury Stock		Additional	Other	Unearned
							Paid-in	Comprehensive	Stock-Based	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Compensation	Deficit	Total

Balances, March 31, 1999	10,040	10	6,022	6	—	—	8,925	—	(1,227)	(3,343)	4,371
Issuance of Series C convertible preferred stock, net of issuance costs of $24	2,228	2	—	—	—	—	10,636	—	—	—	10,638
Exercise of convertible preferred stock warrants	48	—	—	—	—	—	11	—	—	—	11
Issuance of common stock upon exercise of stock options and warrants, net of repurchases	—	—	981	1	—	—	127	—	—	—	128
Issuance of common stock options for services	—	—	—	—	—	—	212	—	—	—	212
Conversion of convertible preferred stock to common stock	(12,316)	(12)	12,316	12	—	—	—	—	—	—	—
Issuance of common stock in conjunction with initial public offering, net of issuance costs of $6,800	—	—	5,175	5	—	—	70,817	—	—	—	70,822
Unearned stock-based compensation	—	—	—	—	—	—	19,138	—	(19,138)	—	—
Amortization of unearned stock-based compensation	—	—	—	—	—	—	—	—	9,016	—	9,016
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(15)	—	—	(15)
Net loss	—	—	—	—	—	—	—	—	—	(21,653)	(21,653)

Balances, March 31, 2000	—	—	24,494	24	—	—	109,866	(15)	(11,349)	(24,996)	73,530
Issuance of common stock upon exercise of stock options and warrants, net of repurchases	—	—	492	1	—	—	304	—	—	—	305
Issuance of common stock — ESPP	—	—	285	—	—	—	1,376	—	—	—	1,376
Issuance of common stock — restricted stock bonus	—	—	548	—	(110)	(147)	883	—	(375)	—	361
Issuance of common stock — Mineshare promissory notes	—	—	191	—	—	—	598	—	—	—	598
Issuance of common stock for Mineshare acquisition	—	—	1,856	2	—	—	31,925	—	(841)	—	31,086
Amortization of unearned stock-based compensation	—	—	—	—	—	—	—	—	5,049	—	5,049
Cancellations of unvested options	—	—	—	—	—	—	(3,129)	—	3,129	—	—
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(19)	—	—	(19)
Net loss	—	—	—	—	—	—	—	—	—	(56,731)	(56,731)

Balances, March 31, 2001	—	—	27,866	27	(110)	(147)	141,823	(34)	(4,387)	(81,727)	55,555
Issuance of common stock in respect of exercise of stock options and ESPP, net of repurchases	—	—	1,141	2	—	—	954	—	—	—	956
Issuance of common stock — restricted stock award	—	—	704	1	—	—	1,619	—	(1,620)	—	—
Repurchase of common stock	—	—	—	—	(285)	(297)	—	—	—	—	(297)
Issuance of common stock to non-employees	—	—	50	—	—	—	43	—	(43)	—	—
Amortization of unearned stock-based compensation	—	—	—	—	—	—	—	—	2,319	—	2,319
Cancellations of unvested options and restricted stock	—	—	—	—	—	—	(2,562)	—	2,562	—	—
Unrealized gains on marketable securities	—	—	—	—	—	—	—	34	—	—	34
Net loss	—	—	—	—	—	—	—	—	—	(19,678)	(19,678)

Balances, March 31, 2002	—	—	29,761	30	(395)	(444)	141,877	—	(1,169)	(101,405)	38,889

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL IMPACT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal year ended March 31,

	2002	2001	2000

Cash flows from operations:
Net loss	$(19,678)	$(56,731)	$(21,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of for acquired in-process research and development	—	4,432	—
Depreciation and amortization	7,905	11,654	1,622
Goodwill impairment charge	—	19,000	—
Provision for bad debts	(186)	713	160
Warrants issued for services	—	—	212
Amortization of unearned stock-based compensation	2,319	5,049	9,016
Amortization of restricted stock bonus	—	361	—
Loss on write-off of fixed assets	1,265	130	—
Unrealized loss (gain) on cash and cash equivalents	34	(19)	15
Change in operating assets and liabilities:
Accounts receivable	4,894	(8,688)	(4,301)
Prepaid expenses and other current assets	(953)	141	(510)
Other assets	(286)	(356)	(113)
Accounts payable and accrued liabilities	(1,473)	(103)	5,504

Net cash used in operating activities	(6,159)	(24,417)	(10,048)

Cash flows from investing activities:
Purchases of investments in marketable securities	(1,651)	—	—
Restricted cash	706	(1,739)	—
Acquisition of property and equipment	(2,307)	(9,662)	(5,494)
Acquisition of MineShare beginning cash	—	264	—

Net cash used in investing activities	(3,252)	(7,659)	(5,494)

Cash flows from financing activities:
Proceeds from long-term debt	—	3,000	—
Principal payments on long-term debt	(2,349)	(2,162)	(849)
Proceeds from initial public offering, net of issuance costs	—	—	70,822
Proceeds from issuance of common stock	956	1,681	128
Purchases of treasury stock	(297)	—	—
Proceeds from issuance of convertible preferred stock, net	—	—	10,650

Net cash (used) provided by financing activities	(1,690)	2,519	80,751

Net (decrease) increase in cash and cash equivalents	(11,101)	(33,035)	65,209
Cash and cash equivalents at beginning of year	35,038	68,073	2,864

Cash and cash equivalents at end of year	$23,937	$35,038	$68,073

Supplemental disclosure of cash flow information:
Cash paid for interest	$520	$355	$93
Supplemental disclosure of noncash financing activities:
Issuance of common stock upon conversion of convertible note payable	—	598
Fair value of net assets acquired (excluding transaction costs)	—	31,145	—
Assets acquired under capital leases and long-term debt	1,102	140	943
Unearned stock-based compensation	$(899)	$(1,552)	$19,138

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company

      Digital Impact was incorporated in California in October 1997 and reincorporated in Delaware in October 1999. Digital Impact is premier provider of online direct marketing solutions for enterprises. Our solutions enable corporations to create and deliver online direct marketing programs that drive revenue, influence behavior and deepen customer relationships. Our solutions provide customer insight and powerful program execution through a combination of hosted applications, technology infrastructure and world class services.

      Digital Impact derives its revenues from the sale of solutions that enable businesses proactively communicate with their customers online. Primarily, these services have consisted of the design and execution of online direct marketing campaigns, the development and execution of customer acquisition programs and additional services provided by its professional services organization.

Note 2. Summary of Significant Accounting Policies

Basis of presentation and liquidity

      The consolidated financial statements include the accounts of Digital Impact and its wholly owned subsidiaries. All significant intercompany accounts and balances have been eliminated.

      Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation. The reclassifications had no effect on prior year’s stockholders’ equity or results of operation.

      The Company has incurred a consolidated net loss of approximately $19.7 million for the year ended March 31, 2002 and used cash of $6.2 million in operations for that year.

      The Company continues to face risks associated with the execution of its strategy. The Company’s future cash flows will depend upon: (1) the level of the future sales which depend on technology and product development, changes in the marketplace, liquidity, competition from existing and new competitors which may enter the marketplace and retention of key personnel and (2) our ability to control expenses.

      The Company presently uses its cash and cash equivalent balances to fund its operating, investing and financing activities. If due to the risks outlined in the previous paragraph, revenues were to decline significantly, this could have an adverse effect on the Company’s ability to achieve its intended business objectives.

Use of estimates

      Preparation of the accompanying financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates include those required in the valuation of intangible assets acquired in business combinations, allowances for doubtful accounts and sales allowances. Actual results could differ from those estimates.

Foreign currency translation

      The functional currency for the Company’s international subsidiary is the local currency of the country in which it operates. Assets and liabilities are translated using the exchange rate at the balance sheet date. Revenues, expenses, gains, and losses are translated using the exchange rate at the end of the month in which the transaction occurred.

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue recognition

      The Company generates revenue from the sale of solutions that enable businesses to proactively communicate with its customers online.

      Digital Impact applies the provisions of Staff Accounting Bulletin 101 “Revenue Recognition” and recognizes revenue when persuasive evidence of an agreement exists, the service has been delivered, the fee is fixed or determinable and collection of the resulting receivables is reasonably assured. Customer marketing revenues are recognized on delivery of the campaigns. Revenues attributable to one-time set-up fees for service initiation are deferred and recognized ratably over the term of the client’s service agreement, typically twelve months. Customer acquisition revenues are derived primarily from programs that assist clients in growing their email lists through the use of third party list rentals. Customer acquisition programs fall into two general categories: List Rental programs and ProspectNet programs. List Rental programs involve the execution and delivery of email campaigns to a defined number of individuals provided by a third party list rental service. ProspectNet programs involve the strategic placement of a Digital Impact client offer on a third party site for the purpose of generating new opt-in email addresses for the client. Digital Impact contracts with third party providers to deliver secure names of individuals who opt-in to join the client’s email list. Digital Impact is obligated to make payments to third parties for the cost of services associated with the execution of List Rental and ProspectNet programs. These costs are recognized in the period that the programs are executed and are netted against program revenue. Digital Impact provides other complimentary services to clients, such as, strategy, solutions engineering, web-page development, creative design and data analytics. These services are typically billed on an hourly rate. The revenue for engagements that support the delivery of future products and services, such as targeted email delivery, is deferred at the time of delivery and recognized pro-rata over the future periods of usage. The period over which the revenue is recognized varies, generally between one and twelve months, depending on the term of the contract or the estimated period of usage. Management uses their best estimates to determine the appropriate period for revenue deferral.

      The Company assess probability of collection based on a number of factors, including its past transaction history with the customer and the credit-worthiness of the customer. New customers and certain existing customers are subject to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay according to the original terms of the arrangement. Based on the Company’s review process, if it is determined from the outset or during the term of an arrangement that collection of the resulting receivable is not probable, then revenue is recognized on a cash-collected basis.

Cash, cash equivalents and short-term investments

      The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents. The Company has classified its cash and cash equivalents and short-term investments as “available for sale.” These items are carried at fair market value, based on quoted market prices, and unrealized gains and losses are reported as a separate component of accumulated other comprehensive loss in stockholders’ equity. All short-term investments are maintained in certificates of deposit. To date, unrealized gains or losses have not been material. At March 31, 2002, approximately $1.1 million of cash was pledged as collateral for outstanding letters of credit (see Note 6).

Concentration of credit risk and other risks and uncertainties

      Financial instruments subjecting the Company to concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company’s cash and cash equivalents are maintained at a major U.S. financial institution. Deposits in this institution may exceed the amount of insurance provided on such deposits.

      The Company’s customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations and establishes an allowance for doubtful accounts based upon factors surrounding

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the credit risk of customers, historical trends and other information. For the fiscal year ended March 31, 2002, one customer accounted for 11% and 17% of revenue and accounts receivable, respectively. For the fiscal year ended March 31, 2001, no single customer accounted for more than 10% of revenues, and one customer represented 13% of outstanding accounts receivable. For the fiscal year ended March 31, 2000, no customer accounted for more than 10% of revenues or accounts receivable.

Financial instruments

      The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable, approximate their fair value due to their relatively short maturities. The carrying value of long-term debt approximates fair value due to the market interest rates that such debt bears.

Advertising expense

      Expenses related to advertising and promotion of products are charged to sales and marketing expense as incurred, except for production costs, if any, which are expensed the first time the advertising takes place. Advertising expenses primarily relate to public relations and trades shows. Advertising expense for the years ended March 31, 2002, 2001 and 2000 was $0.8 million, $3.3 million and $2.3 million, respectively.

Research and development expense

      Research and development costs are expensed as incurred. Capitalization of software development costs begins upon the establishment of technological feasibility of the product and ends when the product is available for general release to customers. Capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenue to the total projected product revenue, whichever is greater. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model and typically occurs when beta testing commences, and the general availability of such software has been short. For the fiscal year ended March 31, 2002 the Company capitalized approximately $130,000 in software development costs. The capitalized costs are being amortized over a period of 12 months.

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

Intangible assets and impairment of long-lived assets

      Goodwill and identified intangible assets are carried at cost less accumulated amortization. The Company amortized goodwill and other identified intangibles on a straight-line basis over their estimated useful lives for the fiscal years ended March 31, 2002 and 2001.

      The Company evaluated the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS No. 121”). SFAS No. 121 requires recognition of impairment of long-lived assets in the event that the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets.

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The Company also assessed the impairment of enterprise level goodwill periodically in accordance with the provisions of Accounting Principles Board (“APB”) No. 17, “Intangible Assets.” An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends, a significant decline in the stock price for a sustained period, and the Company’s market capitalization relative to net book value. When the Company determines that the carrying value of goodwill and other intangible assets may not be recoverable based on the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in its current business model.

      In the year ended March 31, 2001, the Company performed an impairment assessment of the identified intangibles and goodwill recorded in connection with the acquisition of MineShare, Inc. The assessment was performed primarily as a result of the significant sustained decline in the Company’s stock price since the valuation date of the shares issued in the MineShare acquisition, the overall decline in the industry growth rates, and the Company’s lower performance in the fourth quarter of fiscal 2001 and projected operating results. As a result, the Company recorded a $19.0 million impairment charge to reduce goodwill. The charge was based on the estimated discounted cash flows over the remaining useful life of the goodwill using a discount rate of 25%. The assumptions supporting the cash flows, including the discount rate, were determined using the Company’s best estimates as of such date.

      The Company has adopted SFAS No. 142 effective April 1, 2002, and as a result, the Company reclassified $1.2 million related to assembled workforce to goodwill and will no longer amortize the goodwill balance of $2.0 million. The Company will be required to review goodwill for impairment effective April 1, 2002 as part of the transition provisions. Any impairment resulting from the transition provisions will be recorded as of April 1, 2002 and will be recognized as the effect of a change in accounting principle. In the first quarter of fiscal 2003 we are required to perform an initial impairment of our goodwill and an annual impairment review thereafter. We currently do not expect to record an impairment charge upon the completion of an initial, preliminary impairment review.

Income taxes

      Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax basis of assets and liabilities, measured at tax rates that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Accounting for stock-based compensation

      The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock issued to Employees” (“APB No. 25”) as interpreted by FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25,” and Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”), and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

      Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment.

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Comprehensive loss

      Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive loss, a component of stockholders’ equity, recorded by the Company for the fiscal years ended March 31, 2002, 2001 and 2000 was attributable to unrealized gains and losses on cash equivalents.

	Year ended March 31,

	2002	2001	2000

Unrealized gains (losses) on investments	34	(19)	(15)
Net loss	(19,678)	(56,731)	(21,653)

Total comprehensive loss	(19,644)	(56,750)	(21,668)

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

	Fiscal year ended March 31,

	2002	2001	2000

	(In thousands)
Numerator:
Net loss	$(19,678)	$(56,731)	$(21,653)

Denominator:
Weighted average common shares outstanding	28,315	26,170	12,780
Weighted average unvested common shares subject to repurchase	(355)	(1,820)	(3,270)

Denominator for basic and diluted calculation	27,960	24,350	9,510

Net loss per common share — basic and diluted	$(0.70)	$(2.33)	$(2.28)

      The following outstanding stock options, shares subject to repurchase by the Company and warrants have been excluded from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented (in thousands):

	Fiscal year ended March 31,

	2002	2001	2000

Options	8,410	7,696	4,496
Shares subject to repurchase	389	1,821	3,270
Warrants	—	—	117

Recent accounting pronouncements

      In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 established new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

combinations initiated after June 30, 2001. Use of pooling-of-interests method is prohibited. SFAS No. 142 established new standards for goodwill acquired in business combination, eliminated amortization of goodwill and set forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determined useful life will continue to be amortized over that life. SFAS No. 141 and 142 are effective for business combinations completed after June 30, 2001. Digital Impact adopted these statements on April 1, 2002.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is required to be applied starting with fiscal years beginning after December 15, 2001. SFAS No. 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. The adoption of SFAS No. 144 is not expected to have a significant impact on our financial statements or results of operations.

Note 3. Business Combinations

MineShare, Inc.

      Effective July 31, 2000, Digital Impact acquired MineShare, Inc. (“MineShare”) for approximately $31.9 million. In connection with the acquisition, which has been accounted for under the purchase method, Digital Impact recorded approximately $26.3 million in goodwill. Under the terms of the acquisition approximately 1,855,700 shares of Digital Impact’s common stock were issued in exchange for 100% of the outstanding preferred and common shares of MineShare. Additionally, the Company assumed MineShare’s outstanding stock options and warrants and reserved approximately 132,700 shares of the Company’s common stock for issuance upon exercise of these options and warrants. The acquisition was effected by means of a merger pursuant to which a wholly owned subsidiary of the Company was merged with and into MineShare, with MineShare as the surviving corporation. The acquisition has been accounted for as a purchase.

      The allocation of the $31.9 million purchase price is summarized as follows (amounts in thousands):

Net assets (deficit) at the date of acquisition	$(3,368)
Goodwill	26,273
In-process technology	4,432
Purchased technology	1,930
Other intangibles	2,660

Net assets acquired	$31,927

      The amounts allocated to goodwill and other intangible assets was being amortized over a three-year period. The amount allocated to the purchased in-process technology and other items was determined based on an appraisal completed by an independent third party using established valuation techniques. The amount allocated to intangibles was determined based on an appraisal completed by an independent third party using established valuation techniques. The in-process technology percentage of completion was estimated to be 65%. The value of this in-process technology was determined by estimating the costs to develop the purchased in-process technology into a commercially viable product, estimating the resulting net cash flows from the sale of the product resulting from the completion of the in-process technology and discounting the net cash flows back to their present value. The purchased in-process technology was expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed.

      The purchase price of $31.9 million, was based on the average closing price of Digital Impact’s stock from July 12, 2000 to July 26, 2000, five trading days before and after the merger agreement was announced, plus the fair value of the vested options and warrants assumed by Digital Impact in the merger, calculated using

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Black Scholes option pricing model, and other costs directly related to the merger as follows (amounts in thousands):

Fair market value of Digital Impact’s common stock	$30,304
Fair value of options and warrants assumed	841
Acquisition related costs	782

Total	$31,927

      The following unaudited pro forma revenues, net loss, and net loss per share data for the twelve months ended March 31, 2001 and 2000 are based on the respective historical financial statements of the Company and MineShare. The pro forma data reflects the consolidated results of operations as if the merger with MineShare had occurred at the beginning of each of the periods indicated and includes the amortization of the resulting goodwill and other intangible assets. The pro forma financial data presented is not necessarily indicative of the Company’s results of operations that might have occurred had the transaction been completed at the beginning of the periods specified, and do not purport to represent what the Company’s consolidated results of operations might be for any future period.

	Twelve months ended
	March 31,

	2001	2000

	(Unaudited Pro Forma)
	(In thousands, except
	per share data)
Revenue	$40,415	$14,829
Net loss	$(59,284)	$(43,761)
Net loss per common share — basic and diluted	$(2.26)	$(3.85)

      During the year ended March 31, 2001, the Company recorded a $19.0 million impairment charge to reduce goodwill resulting from the MineShare acquisition. As of March 31, 2002 the remaining goodwill and other intangible assets related to the MineShare acquisition were as follows (amounts in thousands):

Goodwill	$820
Purchased technology	858
Assembled workforce	1,182

Total	$2,860

      On April 1, 2002 in connection with the Company’s adoption of SFAS No. 142, the assembled workforce was reclassified to goodwill and the goodwill of $2.0 million will no longer be amortized.

Note 4. Balance Sheet Components

Property and equipment, net

	March 31,

	2002	2001

	(In thousands)
Furniture and office equipment	$1,369	$2,002
Computer equipment and software	19,036	17,767

Total cost	20,405	19,769
Less accumulated depreciation	(10,921)	(6,669)

	$9,484	$13,100

      Depreciation and amortization expense for property and equipment was approximately $5.8 million, $4.8 million and $1.6 million for the years ended March 31, 2002, 2001 and 2000, respectively.

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      During the year ended March 31, 1999, the Company sold to a financial institution computer equipment and software at cost and leased-back the assets, which were classified as capital leases. The cost of the assets acquired under capital leases was $1.8 million, $1.8 million and $1.7 million at March 31, 2002, 2001 and 2000, respectively. The accumulated amortization on these assets was approximately $1.3 million, $826,000 and $305,000 at March 31, 2002, 2001 and 2000, respectively.

Intangible Assets

	March 31,

	2002	2001

	(In thousands)
Goodwill	$7,273	$7,273
Purchased technology	1,930	1,930
Assembled workforce	2,660	2,660

	11,863	11,863
Accumulated amortization	(9,003)	(6,858)

	$2,860	$5,005

Note 5. Long-Term Debt and Commitments

Long-term debt

      In March 2001, the Company signed an agreement with a finance company for a line of credit of $3.0 million. Amounts borrowed under the agreement bear interest at a rate equal to the three-year Treasury rate (4.31% as of March 31, 2002) plus 950 basis points (13.81%) and are collateralized by the assets purchased with the line of credit. Through March 31, 2002, the Company has used $3.0 million of this line of credit, of which $2.1 million remains outstanding as of March 31, 2002.

      In fiscal 2002, the Company signed agreements to finance the purchase of computer equipment and software. Amounts borrowed under the agreements totaled $1.1 million, are collateralized by the assets and bear interest at a rate of 9.0%. As of March 31, 2002, $686,000 remained outstanding.

Capital leases

      The company has entered into agreements with leasing companies for leasing lines of credit totaling $3.8 million, which bear interest at rates of 6.2% to 10.1%. Amounts borrowed under these agreements totaled $2.9 million, of which $393,000 remains outstanding at March 31, 2002. These amounts borrowed are collateralized by the leased assets.

Operating leases

      The Company leases its facilities under operating leases, which expire between 2003 and 2007. Rent expense for the years ended March 31, 2002, 2001 and 2000 was $4.5 million, $3.7 million and $892,000, respectively.

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Future minimum debt and lease payments under noncancelable capital and operating leases, including lease commitments entered into as of March 31, 2002, are as follows (in thousands):

	Long-term	Capital	Operating
Year Ending March 31,	Debt	Leases	Leases

2003	$1,539	$333	$2,707
2004	1,249	75	2,717
2005	—	—	2,193
2006	—	—	1,630
2007 and thereafter	—	—	1,408

Total minimum payments	$2,788	$408	$10,655

Less: Amount representing interest		(15)

Present value of capital lease obligations		393
Less: Current portion		(320)

Long-term portion of capital lease obligations		73

Letter of credit

      The Company obtained a letter of credit from a financial institution totaling $1.1 million in lieu of a security deposit for leased office space. The aggregate amount of the letters of credit is classified as restricted cash and held in long-term other assets. No amounts have been drawn against the letter of credit at March 31, 2002.

Note 6. Stockholders’ Equity

Reincorporation

      In September 1999, the Board of Directors approved the reincorporation of the Company in the state of Delaware and increased the Company’s authorized common stock to 100,000,000 shares.

  Stock splits

      In August 1999, the Company effected a 2-for-1 forward split of its preferred and common stock. The accompanying financial statements have been retroactively restated to reflect the effect of this stock split.

Initial public offering

      In November 1999, the Company completed its initial public offering (“IPO”) of 5,175,000 shares of its common stock, par value $0.001 per share, which included 675,000 shares issued in connection with the exercise of the underwriters’ overallotment option, at $15 per share. The Company received approximately $70.8 million in cash, net of underwriting discounts, commissions and other offering costs. Simultaneously with the closing of the IPO, all of the Company’s remaining preferred stock automatically converted into an aggregate of approximately 12.3 million shares of common stock.

Convertible preferred stock

      In conjunction with the Company’s IPO, the number of authorized shares of convertible preferred stock, par value $0.001 per share, was decreased to 5,000,000 shares. As of March 31, 2002, there were no shares of preferred stock issued or outstanding.

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common stock

      The Company has issued 6,000,000 shares of its common stock to the founders of the Company under restrictive stock purchase agreements, under which the Company has the option to repurchase issued shares of common stock. Generally 25% of the Company’s repurchase rights lapse within one year, with the remaining rights lapsing at a rate of 2.083% per month until all shares have been released. At March 31, 2002, all shares issued to founders have been released and no shares were subject to repurchase. At March 31, 2001, 900,000 outstanding shares of common stock were subject to repurchase.

      Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid through March 31, 2002.

Stock option plans

      The Company’s 1998 Stock Plan (the “Plan”) provides for the grant of options and other equity-based incentives covering up to 12,643,000 shares of the Company’s common stock to the Company’s employees, directors, and consultants, plus an annual increase to be added on January 1 of each year, equal to the lesser of 1,500,000 shares, 5% of outstanding shares on such date or a lesser amount determined by the Board of Directors. Options granted under the Plan may be incentive stock options or non-statutory stock options. Incentive stock options may only be granted to employees. Although the Board of Directors has the authority to set the period over which options becomes exercisable, generally the options will become exercisable for 20% or 25% of the option shares one year from the date of grant and then ratably over the following 48 or 36 months, respectively. The exercise price of incentive stock options and non-statutory stock options shall be no less than 100% and 85%, respectively, of the fair market value per share of the Company’s common stock on the grant date.

      In Connection with the merger with MineShare in July 2000, the Company assumed all of the outstanding stock options issued under MineShare’s 1997 Stock Plan. These options retain all the rights, terms and conditions of this 1997 Stock Plan. As a result of the assumption of the outstanding stock options, the Company reserved approximately 130,000 shares of the Company’s common stock and recorded unearned stock-based compensation of approximately $841,000.

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      A summary of the stock option activity for all plans for the three years ended March 31, 2002 is as follows:

	Outstanding	Weighted
	number of	average exercise
	options	price

	(Shares in thousands)
Balances, March 31, 1999	1,887	$0.08
Options granted	3,835	$6.41
Options exercised	(916)	$0.15
Options cancelled	(338)	$2.01

Balances, March 31, 2000	4,468	$5.30
Options granted	5,818	$5.49
Options exercised	(577)	$0.56
Options cancelled	(2,018)	$7.24

Balances, March 31, 2001	7,691	$5.29
Options granted	5,009	$0.85
Options exercised	(641)	$0.81
Options cancelled	(3,649)	$5.75

Balances, March 31, 2002	8,410	$2.78

      At March 31, 2002, 2001 and 2000, there were 2,612,000, 3,240,000 and 3,390,000 shares available for grant, respectively.

1999 director option plan

      In September 1999, the Company adopted the 1999 Director Option Plan under which 500,000 shares of common stock have been reserved for issuance to non-employee members of the Company’s Board of Directors. As of March 31, 2002, 30,000 options have been granted under this plan.

Options outstanding and exercisable

      The following table summarizes information about options outstanding and exercisable at March 31, 2002.

	Outstanding

		Weighted		Exercisable
		Average
		Remaining	Weighted		Weighted
	Number of	Contractual Life	average	Number of	average
	options	(years)	exercise price	options	exercise price

	(in thousands)			(in thousands)
Range of per share exercise prices:
$ 0.02 – $ 0.25	330	6.7	$0.16	207	$0.14
$ 0.50 – $ 0.75	3,554	9.6	$0.70	396	$0.68
$ 0.90 – $ 1.94	2,004	9.3	$1.60	859	$1.80
$ 2.38 – $ 7.00	1,505	8.0	$3.91	751	$3.90
$ 8.00 – $17.50	933	8.2	$9.21	425	$9.22
$30.69 – $50.00	84	7.9	$37.33	49	$37.40

	8,410	8.9	$2.78	2,687	$3.92

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      At March 31, 2001 and March 31, 2000, there were 1,508,000 and 480,000 options outstanding and exercisable at a weighted average exercise price of $4.63 and $0.68, respectively.

Restricted stock grants

      In March 2001, the Company issued approximately 548,000 shares of restricted stock with a fair value of $1.34 as part of a retention program designed to retain key employees. Half of the restricted stock vested on the date of issuance. The remainder vested on September 16, 2001. As a result, the Company recognized approximately $361,000 of compensation expense in the fiscal year ended March 31, 2001, for the shares that vested immediately, and recorded unearned stock-based compensation totaling approximately $375,000 for the shares that vest in September 2001. The $375,000 of recorded unearned stock-based compensation was recognized as stock-based compensation expense in the fiscal year ended March 31, 2002.

      In April 2001, the Company issued approximately 797,500 shares of restricted stock with a fair value of $1.17 in exchange for the cancellation of approximately 737,500 options. The restricted stock was issued with a purchase price of $0.001 with one-sixth of the stock vesting on the grant date and the remainder vesting over three years.

      In December 2001, the Company issued approximately 375,000 restricted stock units with a fair value of $0.73 per underlying share to an executive officer in exchange for the cancellation of 375,000 options. Approximately 140,000 restricted stock units were vested on the grant date, with the remaining units vesting quarterly through February 2004.

Employee stock purchase plan

      In September 1999, the Board of Directors adopted the employee stock purchase plan under which 1.0 million shares have been reserved for issuance. That amount is subject to an annual increase as defined in the plan document. The 1999 employee stock purchase plan contains successive six-month offering periods and the price of stock purchased under the plan is 85% of the lower of the fair value of the common stock either at the beginning of the period or at the end. As of March 31, 2002, the Company had issued 806,000 shares under the plan at a weighted average price of $2.44.

Pro forma stock-based compensation

      The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Had compensation cost been determined based on the fair value at the grant date for the awards for the years ended March 31, 2002, 2001 and 2000 consistent with the provisions of SFAS No. 123, the Company’s net loss would have been as follows (in thousands, except per share amounts):

	Year ended March 31,

	2002	2001	2000

Net loss attributable to common stockholders — as reported	$(19,678)	$(56,731)	$(21,653)
Net loss attributable to common stockholders — pro forma	$(23,015)	$(69,018)	$(24,323)
Net loss per common share — basic and diluted as reported	$(0.70)	$(2.33)	$(2.28)
Net loss per common share — basic and diluted pro forma	$(0.84)	$(2.83)	$(2.56)

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year. The fair value of each option grant is estimated on the date of grant with the following assumptions used for grants:

	Stock Options			Employee Stock Purchase Plan

	Year ended March 31,			Year ended March 31,

	2002	2001	2000	2002	2001	2000

Expected volatility	115%	100%	100%	115%	100%	100%
Weighted average risk-free interest rate	4.23%	5.63%	5.56%	3.39%	5.44%	6.33%
Expected life (from vesting date)	4 years	4 years	4 years	0.75 years	0.75 years	0.75 years
Expected dividends	0%	0%	0%	0%	0%	0%

      Based on the above assumptions, the weighted average fair values per share of options granted below fair market value were $12.92 and $6.08 for the years ended March 31, 2001 and 2000. The weighted average fair value per share of options granted at fair market value in the years ended March 31, 2002 and 2001 was $0.72 and $3.69, respectively.

Stock-based compensation

      During each of the years ended March 31, 2002 and 2001 the Company recorded unearned stock-based compensation totaling $1.6 million, which is being amortized to expense over the period during which the options and restricted stock vest, generally four years using the method set out in Example 2 of FASB Interpretation No. 28 (“FIN 28”). Under the FIN 28 method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services have been provided. This method results in accelerated recognition of the compensation expense. For the years ended March 31, 2002, 2001 and 2000, the Company recorded stock-based compensation expense of $2.3 million, $5.0 million and $9.2 million, respectively, in respect of options and restricted stock granted to employees and non-employees.

Warrants

      In March 1998, the Company granted fully exercisable warrants to purchase 86,000 shares of Series A convertible preferred stock for $0.2083 per share in connection with the issuance of Series A convertible preferred stock. Using the Black-Scholes pricing model, the Company determined that the fair value of the warrants was $12,000 on the date of grant. During fiscal year 2000, warrants for 48,000 of shares were exercised to purchase Series A preferred stock. These shares were converted into common stock at the time of the Company’s initial public offering. During the fiscal year ended March 31, 2001, the remaining warrants for 38,000 shares were exercised. Instead of paying cash upon the exercise of the warrants, the warrant holders surrendered 3,200 shares of common stock back to the Company in a net exercise of the amount. As of March 31, 2001 none of these warrants were outstanding.

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

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Restructuring Charges

Fiscal 2002 restructuring

      In the fourth quarter of fiscal 2002, the Company’s management took certain actions to increase operational efficiencies and bring costs in line with revenues. These measures included the involuntary terminations of approximately 24 employees, as well as the consolidation of some leased office space. As a consequence, the Company recorded a $1.2 million charge to operations during the fiscal year ended March 31, 2002. This charge included approximately $100,000 for severance-related payments to terminated employees, approximately $690,000 related to the Company’s decision to exit and reduce certain facilities and approximately $434,000 for the write-off of fixed assets situated in office locations that were closed or consolidated. As of March 31, 2002, all restructuring liabilities were paid.

Note 8. Income Taxes

      At March 31, 2002, the Company had federal and state net operating loss carryforwards of approximately $80.2 million and $34.0 million respectively available to offset future regular and alternative minimum taxable income, if any. The Company’s federal and state net operating loss carryforwards begin to expire in the year 2005, if not utilized.

      At March 31, 2002, the Company had federal and state research and development and other credits of approximately $1.6 million and $1.1 million, respectively. The research and development credit carryforwards expire beginning in 2018, if not utilized.

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

      Temporary differences which give rise to significant portions of deferred tax assets and liabilities at March 31, 2001 and 2000 are as follows (in thousands):

	March 31,

	2002	2001

Net operating loss carryforwards	$29,259	$21,189
Research and development credit carryover	2,292	2,088
Fixed assets	(717)	324
Stock based compensation	2,994	2,713
Capitalized research and development expenses	1,494	—
Capitalized start-up and other	1,021	1,293

Total deferred tax assets	36,343	27,607
Less valuation allowance	(36,343)	(27,607)

Net deferred tax asset	$—	$—

      The Company has established a 100% valuation allowance at March 31, 2001 as it appears more likely than not that no benefit will be realized for its deferred tax assets.

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Rate reconciliation

	March 31, 2002	March 31, 2001	March 31, 2000

Federal tax benefit	34.00%	34.00%	34.00%
State tax benefit, net of federal	5.83	5.83	5.83
Research and development	—	3.68	2.44
Permanent differences	(2.63)	(20.72)	(0.16)
California net operating loss limitation	(1.45)	6.07	—
Capitalized research and development	8.59	—	—
Other	0.06	2.10	—
Valuation allowance	(44.40)	(30.96)	(42.11)

Total effective rate	0.00%	0.00%	0.00%

Note 9. Related Party Transactions

      In January 2002, the Company loaned $300,000 to William Park, our Chief Executive Officer, to facilitate his purchase of a primary residence. The loan will be repaid in three annual installments in January 2003, January 2004 and January 2005. Interest, compounded annually and paid in full upon maturity, accrues at a rate of 2.74%. Mr. Park is required to prepay the loan with 50% of the after-tax proceeds of any sale by him of the Company’s common stock and with 100% of any bonus or severance payment to which he becomes entitled prior to the full repayment of the loan. In addition, the loan will become immediately due and payable in full in the event of certain terminations of Mr. Park’s employment.

      In February 2002, the Board of Directors approved a loan in the amount of $150,000 to Gerardo Capiel, the chief technology officer. Under the terms of the agreement the loan will be repaid in two installments with $50,000 due in February 2003 and the remaining principal and interest due in August 2003. Interest, compounded annually and paid in full upon maturity, accrues at a rate of 2.74%. Mr. Capiel is required to prepay the loan with 50% of the after-tax proceeds of any sale by him of the Company’s common stock and with 100% of any bonus or severance payment to which he becomes entitled prior to the full repayment of the loan. In addition, the loan will become immediately due and payable in full in the event of certain employment termination events. As of March 31, 2002, no amounts have been borrowed under this agreement.

DIGITAL IMPACT, INC.

Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to
	Beginning of	Costs and	Deductions	Balance at
	Period	Expenses	Write-Offs	End of Year

	(In thousands)
Fiscal year ended March 31, 2002
Allowance for doubtful accounts	$883	$1,034	$1,220	$697

Fiscal year ended March 31, 2001
Allowance for doubtful accounts	$170	$1,935	$1,222	$883

Fiscal year ended March 31, 2000
Allowance for doubtful accounts	$10	$160	$—	$170

CONSENT OF INDEPENDENT ACCOUNTANTS

      We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-67686 and 333-83032) of Digital Impact, Inc. of our report dated April 24, 2002 relating to the financial statements and financial statement schedule, which appears in this Form 10-K.

PRICEWATERHOUSECOOPERS LLP

San Jose, California

June 6, 2002

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL IMPACT, INC.

By:	/s/ WILLIAM PARK

William Park
President and Chief Executive Officer

Dated: June 6, 2002

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

Signature	Title	Date

/s/ WILLIAM PARK William Park	President, Chief Executive Officer and Director (Principal Executive Officer)	June 6, 2002

/s/ DAVID OPPENHEIMER David Oppenheimer	Senior Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 6, 2002

/s/ GERARDO CAPIEL Gerardo Capiel	Chief Technology Officer, Director	June 6, 2002

/s/ RUTHANN QUINDLEN Ruthann Quindlen	Director	June 6, 2002

/s/ WARREN PACKARD Warren Packard	Director	June 6, 2002

/s/ MICHAEL BROWN Michael Brown	Director	June 6, 2002

/s/ EDWARD J. SPIEGEL Edward J. Spiegel	Director	June 6, 2002

EXHIBIT INDEX

Exhibit
Number	Description

2.1(2)	Agreement and Plan of Reorganization dated as of July 19, 2000, by and among the Registrant, Candlestick Acquisition Corp., MineShare, Inc., David Mariani, as the Founding Shareholder, David Mariani, as Shareholder Representative, and Computershare Investor Services, as Exchange Agent.
2.2(2)	Agreement and Plan of Merger among MineShare, Inc. and Candlestick Acquisition Corp. dated as of July 31, 2000.
3.1(1)	Form of Amended and Restated Certificate of Incorporation of the Registrant
3.2(1)	Bylaws of the Registrant
4.1(1)	Amended and Restated Investor Rights Agreement
4.2(6)	Registration Rights Agreement, dated July 31, 2000, by and among the Registrant and each of the Stockholders listed on Exhibit A thereto.
10.1(5)	Registrant’s 1998 Stock Plan, as Amended and Restated*
10.2(1)	Registrant’s 1999 Employee Stock Purchase Plan*
10.3(1)	Registrant’s 1999 Director Option Plan*
10.4(1)	Employment Agreement by and between Registrant and David Oppenheimer*
10.5(7)	Employment Agreement by and between Registrant and Kevin Johnson*
10.7(1)	Master Lease Agreement by and between Registrant and Comdisco, Inc.
10.8(1)	Standard Form Lease by and between Registrant and Casiopea Venture Corporation
10.9	Standard Form Lease by and between Registrant and Casiopea Venture Corporation
10.10(1)	Form of Indemnification Agreement by and between Registrant and each of its directors and executive officers*
10.12(6)	Master Loan and Security Agreement by and between the Registrant and Wells Fargo Equipment Finance, Inc.
10.13(6)	Form of Retention Agreement with Key Employees
10.14	Form of Retention Agreement with a Key Employee
10.15	Form of Retention Agreement with a Key Employee
10.16	Promissory Note by and between the Registrant and William Park
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Auditors (included on page 48 of this Report)
24.1	Power of Attorney (included on page 49 of this Report)
99.1(4)	Note Conversion Agreement between Registrant and Enterprise Partners III, Associates, LLP and Enterprise Partners III, LLP, dated as of February 16, 2001

*	Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report on Form 10-K.

(1)	Incorporated by reference to Digital Impact’s registration statement on Form S-1, File No. 333-87299, originally filed with the Commission on September 17, 1999, as subsequently amended.

(2)	Incorporated by reference to Digital Impact’s Report on Form 8-K, filed with the Commission on August 14, 2000.

(3)	Incorporated by reference to Digital Impact’s Report on Form 8-K, filed with the Commission on February 16, 2001.

(4)	Incorporated by reference to Exhibit 99.1 of Digital Impact’s Report on Form 8-K filed with the Commission on February 16, 2001.

(5)	Incorporated by reference to Digital Impact’s proxy statement filed with the Commission on June 22, 2000.

(6)	Incorporated by reference to Digital Impact’s Report on 10-K filed with the commission on June 13, 2001.

(7)	Incorporated by reference to Digital Impact’s Report on 10-Q filed with the Commission on February 14, 2002.