Form 10-Q
period 2002-06-30
DIGITAL IMPACT INC /DE/
filed 2002-08-14
CIK 1095105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 000-27787

DIGITAL IMPACT, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3286913 (I.R.S. Employer Identification No.)

177 Bovet Road
San Mateo, California 94402
(Address of principal executive offices)

Telephone Number (650) 356-3400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes [X]       No [   ]

As of August 13, 2002, there were approximately 30.1 million shares of the Registrant’s Common Stock outstanding.

DIGITAL IMPACT, INC.

INDEX

		Page No.

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements:
	Condensed Consolidated Statements of Operations for the three months ended June 30, 2002 and 2001	3
	Condensed Consolidated Balance Sheets as of June 30, 2002 and March 31, 2002	4
	Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2002 and 2001	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 6.	Exhibits and Reports on Form 8-K	20
	Signatures	21

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DIGITAL IMPACT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended
	June 30,

	2002	2001

Revenues	$10,518	$10,006
Cost of revenues	4,353	4,560

Gross margin	6,165	5,446
Operating expenses:
Research and development	1,936	3,691
Sales and marketing	3,264	4,515
General and administrative	1,841	2,330
Stock-based compensation	263	1,334
Amortization of goodwill and purchased intangibles	—	375

Total operating expenses	7,304	12,245

Loss from operations	(1,139)	(6,799)
Other income and (expense)	(54)	184

Net loss	$(1,193)	$(6,615)

Net loss per common share — basic and diluted	$(0.04)	$(0.25)

Shares used in net loss per common share calculation — basic and diluted	29,640	26,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL IMPACT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	March 31,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$25,861	$23,937
Short-term investments	218	1,651
Accounts receivable, net	7,962	8,191
Prepaid expenses and other current assets	1,305	1,504

Total current assets	35,346	35,283

Property and equipment, net	9,706	9,484
Restricted cash	1,141	1,141
Intangible assets	2,699	2,860
Other assets	786	865

Total assets	$49,678	$49,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,525	$2,529
Accrued payroll	1,108	1,499
Accrued liabilities	2,492	2,706
Deferred revenues	1,439	829
Current portion of capital lease obligations	1,169	320
Current portion of long term debt	1,449	1,537

Total current liabilities	10,182	9,420

Capital lease obligations, less current portion	259	73
Long term debt, less current portion	916	1,251

Total liabilities	11,357	10,744

Stockholders’ equity:
Common Stock	30	30
Additional paid-in capital	142,268	141,877
Accumulated other comprehensive gain	(96)	—
Unearned stock-based compensation	(804)	(1,169)
Accumulated deficit	(102,598)	(101,405)
Less treasury stock, at cost	$(479)	(444)
Total stockholders’ equity	38,321	38,889

Total liabilities and stockholders’ equity	$49,678	$49,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL IMPACT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	June 30,

	2002	2001

Cash flows from operating activities
Net loss	$(1,193)	$(6,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,392	1,897
Recovery of bad debts	(387)	(155)
Amortization of unearned stock-based compensation	263	1,334
Changes in operating assets and liabilities:
Accounts receivable	616	2,208
Prepaid expenses and other current assets	199	(548)
Other assets	79	1
Accounts payable	415	(903)
Accrued liabilities and deferred revenue	5	(259)

Net cash provided by (used in) operating activities	1,389	(3,040)

Cash flows from investing activities
Maturities of investments in marketable securities	1,433	—
Acquisition of property and equipment	(468)	(1,209)

Net cash provided by (used in) investing activities	965	(1,209)

Cash flows from financing activities
Principal payments on long-term debt	(792)	(429)
Proceeds from exercise of common stock options and warrants, net of treasury stock repurchases	458	228

Net cash used in financing activities	(334)	(201)

Effect of exchange rates on cash and cash equivalents	(96)	—

Net increase (decrease) in cash and cash equivalents	1,924	(4,450)
Cash and cash equivalents at beginning of period	23,937	35,038

Cash and cash equivalents at end of period	$25,861	$30,588

Supplemental non-cash information:
Assets acquired under capital leases	$1,404	$—
Unearned stock-based compensation	$(102)	$(851)

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

Digital Impact derives its revenues from the sale of solutions that enable businesses to proactively communicate with their customers online. Primarily, these services have consisted of the design and execution of online direct marketing campaigns, the development and execution of customer acquisition programs and professional services.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and liquidity

The accompanying interim consolidated financial statements include the accounts of Digital Impact and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated.

The accompanying interim consolidated financial statements are unaudited, but in the opinion of management, contain all the adjustments (consisting of those of a normal, recurring nature) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission’s (“SEC”) rules and regulations. Results of operations are not necessarily indicative of the results expected for the full fiscal year or any other future period.

The accompanying interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Digital Impact’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

For the three months ended June 30, 2002, the Company incurred a loss from operations of approximately $1.1 million and positive cash flows from operating activities of approximately $1.4 million.

The Company continues to face risks associated with the execution of its strategy. The Company’s future cash flows will depend upon: (1) the level of future sales which depend on technology and product development, changes in the marketplace, liquidity, competition from existing and new competitors which may enter the marketplace and retention of key personnel and (2) our ability to control expenses.

The Company presently uses its cash and cash equivalents to fund its operations, investing and financing activities. If due to the risks outlined in the previous paragraph, revenues were to decline significantly, this could have an adverse effect on the Company’s ability to achieve its intended business objectives.

Comprehensive income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive loss, a component of stockholders’ equity, recorded by the Company for the three months ended June 30, 2002 was attributable to cumulative currency translation adjustments arising from the consolidation of the

Company’s international subsidiary. The Company did not have any additional transactions that were required to be reported in other comprehensive income during the three months ended June 30, 2001.

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

The Company’s customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. One customer accounted for 13% of revenue for the three months ended June 30, 2002 and 16% of accounts receivable at June 30, 2002.

Note 3. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 “Goodwill and Other Intangible Assets,” which established financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. This statement requires, among other things, that goodwill not be amortized, but tested for impairment at least annually. Application of SFAS 142 was required immediately for business combinations completed after June 30, 2001. Digital Impact adopted the provisions or SFAS 142 on April 1, 2002.

The provisions of SFAS 142 also require the completion of a transitional impairment test within six months of adoption, with any identified impairments treated as a cumulative change in accounting principle. Digital Impact will complete the transitional impairment test in the second fiscal quarter of 2003. The Company currently does not expect to record an impairment charge upon the completion of the transitional impairment review.

On October 3, 2001, the FASB issued SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 was adopted on April 1, 2002 and did not have any impact on Digital Impact’s consolidated financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability.

The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact upon the Company’s financial position, cash flows or results of operations.

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

	Three months ended
	June 30,

	2002	2001

	(In thousands, except
	per share amounts)
Numerator:
Net loss	$(1,193)	$(6,615)

Denominator:
Weighted average common shares outstanding	29,660	27,740
Weighted average unvested common shares subject to repurchase	(20)	(810)

Denominator for basic and diluted calculation	29,640	26,930

Net loss per common share — basic and diluted	$(0.04)	$(0.25)

The following outstanding stock options and shares subject to repurchase by the Company have been excluded from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented (in thousands):

	June 30,

	2002	2001

Options	8,587	7,094
Shares subject to repurchase	338	1,702

Note 5. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted SFAS No. 142 on April 1, 2002. Upon adoption, the Company reclassified the remaining unamortized balance of $1.2 million, representing acquired workforce from the acquisition of MineShare, to goodwill. The Company will no longer amortize the remaining balance of goodwill of $2.0 million. The Company will complete the initial impairment test required by the adoption of SFAS No. 142 in the quarter ending September 30, 2002. Management does not currently believe that any impairment exists. Goodwill will be subject to annual impairment testing.

The following table presents net loss and net loss per share for the three months ended June 30, 2001 and 2002, excluding the effect of goodwill and workforce amortization for all periods presented.

	Three Months Ended
	June 30,
	(in thousands, except
	per share amounts)

	2002	2001

Reported net loss	$(1,193)	$(6,615)
Goodwill amortization	—	154
Workforce amortization	—	221

Adjusted net loss	$(1,193)	$(6,240)

Basic and Diluted net loss per share
Reported net loss	$(0.04)	$(0.25)
Goodwill amortization	—	0.01
Workforce amortization	—	0.01

Adjusted net loss	$(0.04)	$(0.23)

The components of goodwill and other intangibles are as follows (in thousands):

	June 30, 2002	March 31, 2002

Goodwill	$28,933	$26,273
Assembled workforce	—	2,660
Purchased technology	1,930	1,930
Less: accumulated amortization	(28,164)	(28,003)

	$2,699	$2,860

Note 6. CONTINGENCIES

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of factors including those discussed in “Certain Factors Which May Impact Future Operating Results,” starting on page 17. Any forward-looking statements speak only as of the date such statements are made.

OVERVIEW

Digital Impact was incorporated in California in October 1997 and reincorporated in Delaware in October 1999. Digital Impact is the premier provider of online direct marketing solutions for enterprises. Our solutions enable corporations to create and deliver online direct marketing programs that drive revenue, influence behavior and deepen customer relationships. Our solutions provide customer insight and program execution through a combination of hosted applications, technology infrastructure and professional services.

We derive our revenues from the sale of solutions that enable businesses to proactively communicate with their customers online. Primarily, these services have consisted of the design and execution of permission-based, online direct marketing campaigns, the development and execution of customer acquisition programs and additional professional services. Revenue for direct marketing and acquisition campaigns are recognized when persuasive evidence of an agreement exists, the campaign has been delivered, the fee is fixed or determinable and collection of the resulting receivables is reasonably assured. Revenue generated by our professional service group is typically recognized as the service is provided.

As of June 30, 2002 the Company had 270 full-time employees, 18% fewer than the 328 employed on June 30, 2001. We restructured our organization throughout fiscal 2002 in order to streamline operations, reduce costs and bring our staffing structure in line with current economic conditions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Digital Impact’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, management evaluates its estimates and assumptions, including those related to the allowance for doubtful accounts, intangible assets, restructuring costs and contingencies and litigation. Management bases its estimates and evaluations on historical experience and various factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	revenue recognition;

•	estimating valuation allowances, specifically the allowance for doubtful accounts; and

•	valuation of long-lived assets and goodwill;

Revenue recognition. We generate revenue from the sale of solutions that enable businesses to proactively communicate with their customers online.

Digital Impact applies the provisions of Staff Accounting Bulletin 101 “Revenue Recognition” and recognizes revenue when persuasive evidence of an agreement exists, the service has been delivered, the fee is fixed or determinable and collection of the resulting receivables is reasonably assured. Customer marketing revenues are recognized on delivery of the campaigns. Revenues attributable to one-time set-up fees for service initiation are deferred and recognized ratably over the term of the client’s service agreement, typically twelve months. Customer acquisition revenues are derived primarily from programs that assist clients in growing their email lists through the use of third party list rentals. Customer acquisition programs fall into two general categories: List Rental programs and ProspectNet programs. List Rental programs involve the execution and delivery of email campaigns to a defined number of individuals provided by a third party list rental service. ProspectNet programs involve the strategic placement of a Digital Impact client offer on a third party site for the purpose of generating new opt-in email addresses for the client. Digital Impact contracts with third party providers to deliver secure names of individuals who opt-in to join the client’s email list. Digital Impact is obligated to make payments to third parties for the cost of services associated with the execution of List Rental and ProspectNet programs. These costs are recognized in the period that the programs are executed and are netted against program revenue. Digital Impact provides other services to clients, such as strategy, solutions engineering, web-page development, creative design and data analytics. These services are typically billed on an hourly rate. The revenue for engagements that support the delivery of future products and services, such as targeted email delivery, is deferred at the time of delivery and recognized pro-rata over the future periods of usage. The period over which the revenue is recognized varies, generally between one and twelve months, depending on the term of the contract or the estimated period of usage. Management uses their best estimates to determine the appropriate period for revenue deferral.

We assess probability of collection based on a number of factors, including our past transaction history with the customer and the credit-worthiness of the customer. New customers and certain existing customers are subject to a credit review process that evaluates the customer’s financial position and ultimately their ability to pay according to the original terms of the arrangement. Based on our review process, if it is determined from the outset or during the term of an arrangement that collection of the resulting receivable is not probable, then revenue is recognized on a cash-collected basis.

Allowance for doubtful accounts. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Specifically, management must make estimates of the uncollectable portion of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debt experience, customer concentrations, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $8.0 million, net of allowance for doubtful accounts of $310,000, as of June 30, 2002.

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

When we determine that the carrying value of intangible assets, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any potential impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and goodwill amounted to $12.4 million as of June 30, 2002.

On April 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and as a result we reclassified $1.2 million representing assembled workforce to goodwill and ceased amortizing the goodwill balance of $2.0 million. We are required to perform an initial impairment review of our goodwill in the first half of fiscal 2003 and an annual impairment review thereafter. We currently do not expect to record an impairment charge upon the completion of the initial impairment review.

Results of Operations

The following table sets forth selected data for the periods indicated as a percentage of total revenues. These operating results are not necessarily indicative of results for any future periods.

	Three Months Ended June 30,

	2002		2001

Net revenue	$10,518	100%	$10,006	100%
Cost of revenue	4,353	41%	4,560	46%

Gross margin	6,165	59%	5,446	54%
Operating expenses:
Research and development	1,936	18%	3,691	37%
Sales and marketing	3,264	31%	4,515	45%
General and administrative	1,841	18%	2,330	23%
Stock-based compensation	263	3%	1,334	13%
Amortization of goodwill and purchased intangibles	—	—	375	4%

Total operating expenses	7,304	69%	12,245	122%
Loss from operations	(1,139)	(11%)	(6,799)	(68%)

Interest (expense) income, net	(54)	(1%)	184	2%

Net loss	$(1,193)	(11%)	$(6,615)	(66%)

Three Months Ended June 30, 2002 and 2001

Revenues. Total revenues increased by 5% to $10.5 million for the three months ended June 30, 2002 from $10.0 million for the three months ended June 30, 2001, primarily as a result of the factors listed below.

The number of clients increased slightly from June 30, 2001 to June 30, 2002. The increase in clients is primarily the result of continued strong retention of existing clients and client additions in mid-cap and Fortune 1000 companies, offset by the loss of dot.com customers as their business failed and they ceased operations. The volume of email delivered increased for the three months ended

June 30, 2002 over the three months ended June 30, 2001. The higher email volume was partially offset by erosion in pricing.

Cost of Revenues. Cost of revenue consists primarily of expenses relating to the delivery of online direct marketing services, including personnel costs of our service staff, the amortization of equipment, purchased and licensed technology, and our data center expenses.

Total cost of revenues decreased 5% to $4.4 million for the three months ended June 30, 2002 from $4.6 million for the three months ended June 30, 2001.

The decrease in costs of revenues was primarily related to a $220,000 reduction in personnel and outside consulting expenses, as we continue our drive to meet all client needs with internal employees, and a $80,000 decline in data center equipment depreciation expense, resulting from our efforts to control capital spending. The decreases were partially offset by a $60,000 increase in data center facilities costs.

Operating Expenses. Our operating expenses are classified in three general categories: research and development, sales and marketing, and general and administrative. Although each category includes expenses that are unique to each operating category, some expenditures, such as compensation, employee benefits, equipment costs, travel and entertainment costs, facilities cost and third-party professional service fees, occur in each of these categories.

We allocated the total cost for information services and facilities to each functional area that uses the information services and facilities based on each area’s relative headcount. These allocated charges include rent and other facilities related costs, communication charges and depreciation charges for furniture and equipment.

Total operating expenses for the three months ended June 30, 2002 also include non-cash expenses related to stock-based compensation and the amortization of purchased tangibles. Total operating expenses for the quarter ended June 30, 2001 also include all expenses listed above plus the amortization of goodwill.

Research and Development. Research and development expenses consist primarily of personnel related costs, outside contractor costs, and software maintenance costs. Historically, all research and development costs have been expensed as incurred. In the quarter ended March 31, 2002, as required by SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” we capitalized $130,000 of research and development expense related to the development of our IMPACT product. Research and development expenses declined by 48% to $1.9 million for the quarter ended June 30, 2002 from $3.7 million for the quarter ended June 30, 2002. The decline is primarily a result of a decrease in personnel and allocated costs of approximately $1.6 million, largely related to the reduction in engineering staff resulting from our realignment initiatives and related overhead, and a $200,000 reduction in outside consulting expenses achieved by utilizing internal resources.

Sales and Marketing. Sales and marketing expenses consist of personnel and related costs of our direct sales force and marketing staff and marketing expenses for trade shows, advertisements, promotional activities and media events. Sales and marketing expenses decreased 28% to $3.3 million for the three months ended June 30, 2002 from $4.5 million for the three months ended June 30, 2001. The decrease was primarily due to a decline in personnel and allocated costs of approximately $700,000 related to our realignment initiatives, a $200,000 decline in travel, entertainment and program expenses, and a $300,000 decrease in outside consulting expense and other expenses.

General and Administrative. General and administrative expenses consist primarily of personnel and related costs for general corporate operations, including information technology services, finance, accounting, human resources, facilities and legal. General and administrative expenses declined by 21% to $1.8 million for the three months ended June 30, 2002 from $2.3 million for the three months ended June 30, 2001. The overall decrease was primarily the result of a reduction in bad debt expense of $200,000 due to lower loss experience from our current client base, a decline in outside consulting costs of approximately $100,000 and a $100,000 decline in professional and legal expenses.

Stock-based Compensation. In connection with the granting of stock options and restricted stock to our employees and the assumption of options related to the acquisition of MineShare, we recorded unearned stock based compensation totaling approximately $18.0 million, net of forfeitures, from inception through June 30, 2002. This amount represents the total difference between the exercise prices of the stock options or the purchase price of restricted stock and the deemed fair market value of the underlying common stock for accounting purposes on the date granted. This amount is included as a component of stockholders’ equity and is being amortized on an accelerated basis by charges to operations over the vesting period, consistent with the methods described in FASB Interpretation No. 28.

Stock-based compensation, a noncash expense, decreased 80% to $263,000 for the three months ended June 30, 2002 from $1.3 million for the three months ended June 30, 2001. The decline was primarily attributable to the cancellation of unearned stock-based compensation for terminated employees, offset by stock-based compensation expense related to the granting of restricted stock during fiscal 2002.

As of June 30, 2002, approximately $800,000 of unearned stock-based compensation remains to be amortized.

Amortization of Goodwill and Purchased Intangibles. In accordance with SFAS No. 142, goodwill is no longer amortized as of April 1, 2002 but is periodically tested for impairment. Goodwill amortization expense of approximately $375,000 for the three months ended June 30, 2001 related to goodwill and purchased intangibles from our acquisition of MineShare. For additional information, see Note 3, Recent Accounting Pronouncements, in the Notes to Condensed Consolidated Financial Statements.

Other Income and (expense). Other income and (expense) decreased to ($54,000) for the quarter ended June 30, 2002 from $184,000 for the quarter ended June 30, 2001. The decrease is largely due to lower average cash and cash equivalents balances resulting from the use of cash to fund current operations, and lower prevailing interest rates.

Liquidity and Capital Resources

As of June 30, 2002 we had $26.1 million in cash, cash equivalents and short-term investments and working capital of $25.2 million. In addition, as of June 30, 2002, we had $1.1 million in restricted cash supporting letters of credit issued against certain contractual lease obligations.

Our operating activities generated $1.4 million of cash for the quarter ended June 30, 2002 and resulted from the net loss of $1.2 million, less non-cash items of $1.3 million, and changes in assets and liabilities that generated $1.3 million. Net cash used by operating activities was $3.0 million for the three months ended June 30, 2001, which was primarily due to a net loss of $6.6 million, offset by non-cash items of $3.1 million and changes in assets and liabilities of $500,000.

Our investing activities provided approximately $1.0 million during the three months ended June 30, 2002, which was attributable to maturities of investments in marketable securities of $1.4 million, offset by acquisition of property and equipment of approximately $500,000. Our investing activities used $1.2 million during the three months ended June 30, 2001, which was attributable primarily to the acquisition of property and equipment related to investments in our data center infrastructure.

Our financing activities used approximately $334,000 for the quarter ended June 30, 2002. The decrease was attributable primarily to payments on long-term debt and leases, partially offset by proceeds from the exercise of stock options and the purchase of shares through our employee stock purchase plan. Financing activities used approximately $200,000 for the quarter ended June 30, 2001.

As of June 30, 2002 we had $25.9 million in cash and cash equivalents. Borrowings in the form of long term debt, capital leases and a line of credit totaled $3.8 million payable in monthly installments through March 2004 with a weighted average interest rate of 14.1%.

We are committed to making cash payments in the future on three types of contracts: long-term debt, capital leases and non-cancelable operating leases. We have no off-balance sheet debt, excluding operating leases, or other unrecorded obligations and have not guaranteed the debt of any other party. We have a term loan that contains a cash covenant which requires that we maintain a minimum of $11.5 million in unrestricted cash and cash equivalents. In the event that the covenant is violated the loan is immediately callable. As of June 30, 2002 there was $1.9 million outstanding under this loan agreement.

We have commercial commitments under letters of credit that expire in amounts of $84,000 and $1.0 million in fiscal year 2004 and fiscal year 2008, respectively.

The Company has incurred a consolidated net loss of approximately $1.2 million for the three months ended June 30, 2002 and generated cash flow of $1.4 million from operations over that period.

The Company continues to face risks associated with the execution of its strategy. The Company’s future cash flows will depend upon: (1) the level of future sales which depend on technology and product development, changes in the marketplace, liquidity, competition from existing and new competitors which may enter the marketplace and retention of key personnel and (2) our ability to control expenses.

The Company presently uses its cash and cash equivalents to fund its operations, investing and financing activities. If due to the risks outlined in the previous paragraph, revenues were to decline significantly, this could have an adverse effect on the Company’s ability to achieve its intended business objectives.

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is required to be applied starting with fiscal years beginning after December 15, 2001. SFAS No. 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. The adoption of SFAS No. 144 did not have any impact on our financial statements or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability.

The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material impact upon our financial position, cash flows or results of operations.

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

We derive a significant portion of our revenue from marketing services, which revenues tend to be cyclical and dependent on the economic prospects of advertisers and direct marketers and the economy in general. A continued decrease in expenditures by advertisers and direct marketers or a continued downturn in the economy could cause our revenues to decline significantly in any given period.

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

The loss of a major client could harm our business. While only one client accounted for more than 10% of our revenues for the three months ended June 30, 2002, the loss of this client or another major client could have a material adverse effect on our business and results of operations. Additionally, many Internet-based businesses have recently been experiencing financial problems. While the majority of our clients are not Internet-based businesses, the loss of a number of these clients could have a material adverse effect on our business and our results of operations.

The online direct marketing industry is highly competitive, and if we are unable to compete effectively, the demand for, or the prices of, our services may decline.

The market for online direct marketing is highly competitive, rapidly evolving and experiencing rapid technological change. Intense competition may result in price reductions, reduced sales, gross margins and operating margins, and loss of market share. Our principal competitors include providers of online direct marketing solutions such as DoubleClick, Responsys, Cheetahmail, CMGI’s Yesmail (through its recent acquisition of Post Communications), @Once and Clickaction, as well as the in-house information technology departments of our existing and prospective clients.

In addition, we expect competition to persist in the future, which could harm our ability to increase sales and maintain our prices. In the future, we may experience competition from Internet service providers, advertising and direct marketing agencies and other large established businesses possessing large, existing customer bases, substantial financial resources and established distribution channels that could develop, market or resell a number of online direct marketing solutions. These potential competitors may also choose to enter, or have already entered, the market for online direct marketing by acquiring one of our existing competitors or by forming strategic alliances with a competitor.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the period from our inception through June 30, 2002, we provided our services to clients primarily in the United States. As a result, our financial results have not been directly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The majority of our sales are currently denominated in U.S. dollars. During the quarter ended June 30, 2000, we established a subsidiary in the United Kingdom which has had minimal operations to date. As the operations of this subsidiary expand, our future operating results could be directly impacted by changes in foreign currency exchange rates or economic conditions in this region.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits	Description

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2002

DIGITAL IMPACT, INC. (Registrant)

/S/ WILLIAM PARK William Park President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/S/ DAVID OPPENHEIMER David Oppenheimer Sr. Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002