Form 10-Q
period 2002-09-30
DIGITAL IMPACT INC /DE/
filed 2002-11-14
CIK 1095105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

As of November 14, 2002, there were approximately 30.2 million shares of the Registrant’s Common Stock outstanding.

DIGITAL IMPACT, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DIGITAL IMPACT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	$11,128	$8,420	$21,646	$18,426
Cost of revenues	4,502	4,212	8,855	8,772

Gross margin	6,626	4,208	12,791	9,654
Operating expenses:
Research and development	1,943	2,871	3,718	6,401
Sales and marketing	3,743	4,389	7,007	8,904
General and administrative	1,759	2,288	3,600	4,618
Stock-based compensation	165	816	428	2,150
Amortization of goodwill	—	375	—	750
Amortization of purchased intangibles	161	161	322	322

Total operating expenses	7,771	10,900	15,075	23,145

Loss from operations	(1,145)	(6,692)	(2,284)	(13,491)
Other income and (expense)	(18)	141	(72)	325

Net loss	$(1,163)	$(6,551)	$(2,356)	$(13,166)

Net loss per common share – basic and diluted	$(0.04)	$(0.24)	$(0.08	$(0.48)

Shares used in net loss per common share calculation – basic and diluted	29,990	27,610	29,830	27,340

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL IMPACT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	March 31,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$23,868	$23,937
Short-term investments	218	1,651
Accounts receivable, net	8,954	8,191
Prepaid expenses and other current assets	1,422	1,504

Total current assets	34,462	35,283

Property and equipment, net	10,770	9,484
Restricted cash	1,114	1,141
Intangible assets	2,538	2,860
Other assets	751	865

Total assets	$49,635	$49,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,894	$2,529
Accrued payroll	1,749	1,499
Accrued liabilities	2,502	2,706
Deferred revenues	1,590	829
Current portion of capital lease obligations	563	320
Current portion of long term debt	1,458	1,537

Total current liabilities	11,756	9,420

Capital lease obligations, less current portion	93	73
Long term debt, less current portion	491	1,251

Total liabilities	12,340	10,744

Stockholders’ equity:
Common Stock	30	30
Additional paid-in capital	142,196	141,877
Accumulated other comprehensive loss	(144)	—
Unearned stock-based compensation	(524)	(1,169)

Accumulated deficit	(103,761)	(101,405)
Less treasury stock, at cost	(502)	(444)

Total stockholders’ equity	37,295	38,889

Total liabilities and stockholders’ equity	$49,635	$49,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL IMPACT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	September 30,

	2002	2001

Cash flows from operating activities
Net loss	$(2,356)	$(13,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,102	3,830
Allowance for doubtful accounts	(374)	(209)
Amortization of unearned stock-based compensation	428	2,150
Changes in operating assets and liabilities:
Accounts receivable	(389)	4,970
Prepaid expenses and other current assets	82	(263)
Restricted cash	27	(85)
Other assets	114	85
Accounts payable	1,784	(2,158)
Accrued liabilities and deferred revenue	807	(119)

Net cash provided by (used in) operating activities	3,225	(4,965)

Cash flows from investing activities
Maturities of investments in marketable securities	1,433	—
Acquisition of property and equipment	(3,081)	(1,257)

Net cash used in investing activities	(1,648)	(1,257)

Cash flows from financing activities
Principal payments on long-term debt	(1,980)	(876)
Proceeds from exercise of common stock options and warrants, net of treasury stock repurchases	478	96

Net cash used in financing activities	(1,502)	(780)

Effect of exchange rates on cash and cash equivalents	(144)	—
Net decrease in cash and cash equivalents	(69)	(7,002)
Cash and cash equivalents at beginning of period	23,937	35,038

Cash and cash equivalents at end of period	$23,868	$28,036

Supplemental non-cash information:
Assets acquired under capital leases	$1,404	$623
Unearned stock-based compensation	$(217)	$529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL IMPACT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  THE COMPANY

Digital Impact was incorporated in California in October 1997 and reincorporated in Delaware in October 1999. Digital Impact is the premier provider of online direct marketing solutions for enterprises. Our solutions enable corporations to create and deliver online direct marketing programs that drive revenue, influence behavior and deepen customer relationships. Our solutions provide customer insight and powerful program execution through a combination of hosted applications, technology infrastructure and professional services.

Digital Impact derives its revenue from the sale of solutions that enable businesses to proactively communicate with their customers online. Primarily, these services have consisted of the design and execution of online direct marketing campaigns, the development and execution of customer acquisition programs and additional services provided by the Company’s professional services organization. Revenue for direct marketing and acquisition campaigns are recognized when persuasive evidence of an agreement exists, the campaign has been delivered, the fee is fixed or determinable and collection of the resulting receivables is reasonably assured. Revenue generated by our professional service group is typically recognized as the service is provided.

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and liquidity

The accompanying interim consolidated financial statements include the accounts of Digital Impact and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

The accompanying interim consolidated financial statements are unaudited, but in the opinion of management, contain all the adjustments (consisting of those of a normal, recurring nature) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations. Results of operations are not necessarily indicative of the results expected for the full fiscal year or any other future period.

The accompanying interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Digital Impact’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year presentation. Amortization of purchased intangibles which was previously reported as a component of research and development has been reclassified for all periods to amortization of purchased intangibles in operating expenses. The reclassification had no effect on prior year’s stockholders’ equity or results from operations.

For the six months ended September 30, 2002, the Company incurred a loss from operations of approximately $2.3 million and positive cash flows from operating activities of approximately $3.2 million, compared to a loss from operations of approximately $13.2 million and negative cash flow from operating activities of approximately $5.0 million for the six months ended September 30, 2001.

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

Comprehensive income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive loss, a component of stockholders’ equity, recorded by the Company for the six months ended September 30, 2002 of $144,000 was attributable to cumulative currency translation adjustments arising from the consolidation of the Company’s international subsidiary. The Company did not have any additional transactions that were required to be reported in other comprehensive income during the six months ended September 30, 2001 or 2000.

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

The Company’s customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. One customer accounted for 13% of revenue for the six months ended September 30, 2002 and 19% of accounts receivable at September 30, 2002.

Note 3.  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 “Goodwill and Other Intangible Assets,” which established financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. This statement requires, among other things, that goodwill not be amortized, but tested for impairment at least annually. Application of SFAS 142 was required immediately for business combinations completed after June 30, 2001. Digital Impact adopted the provisions of SFAS 142 on April 1, 2002.

The provisions of SFAS 142 also require the completion of a transitional impairment test within six months of adoption, with any identified impairments treated as a cumulative change in accounting principle. Digital Impact completed the transitional impairment test in the second quarter of fiscal 2003 and determined that no impairment existed at transition.

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

Note 4.  NET LOSS PER SHARE

     Basic net loss per share is calculated by dividing net loss by the weighted average number of vested common shares outstanding for the period. Diluted net loss per share is calculated giving effect to all dilutive potential common shares, including options, warrants and preferred stock. When there is a net loss, the diluted net loss per share does not give effect for potential dilution of repurchasable common stock or unvested options, warrants and restricted stock as these shares would be antidilutive. A reconciliation of the numerators and denominators used in the basic and diluted net loss per share amounts follows (in thousands, except per share amounts):

	Three months ended September 30,		Six months ended September 30,

	2002	2001	2002	2001

Numerator:
Net loss	$(1,163)	$(6,551)	$(2,356)	$(13,166)

Denominator:
Weighted average common shares outstanding	30,000	28,060	29,840	27,980
Weighted average unvested common shares subject to repurchase	(10)	(450)	(10)	(640)

Denominator for basic and diluted calculation	29,990	27,610	29,830	27,340

Net loss per common share – basic and diluted	$(0.04)	$(0.24)	$(0.08)	$(0.48)

The following outstanding stock options and shares subject to repurchase by the Company have been excluded from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented (in thousands):

	September 30,

	2002	2001

Options	8,218	6,592
Shares subject to repurchase	442	1,017

Note 5.  GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted SFAS No. 142 on April 1, 2002. Upon adoption, the Company reclassified the remaining unamortized balance of $1.2 million, representing acquired workforce from the acquisition of MineShare, to goodwill. The Company will no longer amortize the remaining balance of goodwill of $2.0 million. During the quarter ended September 30, 2002 the Company completed the initial impairment test required by the adoption of SFAS No. 142 and determined that no impairment existed at transition. Goodwill will continue to be subject to annual impairment testing.

The following table presents net loss and net loss per share for the three and six months ended September 30, 2002 and 2001, excluding the effect of goodwill and workforce amortization for all periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,

	2002	2001	2002	2001

Reported net loss	$(1,163)	$(6,551)	$(2,356)	$(13,166)
Goodwill amortization	—	154	—	308
Workforce amortization	—	221	—	442

Adjusted net income	$(1,163)	$(6,176)	$(2,356)	$(12,416)

Basic and Diluted net loss per share
Reported net loss	$(0.04)	$(0.24)	$(0.08)	$(0.48)
Goodwill amortization	—	0.01	—	0.01
Workforce amortization	—	0.01	—	0.02

Adjusted net loss	$(0.04)	$(0.22)	$(0.08)	$(0.45)

The components of goodwill and other intangibles are as follows (in thousands:)

	September 30, 2002	March 31, 2002

Goodwill	$28,933	$26,273
Assembled workforce	—	2,660
Purchased technology	1,930	1,930
Less: accumulated amortization	(28,325)	(28,003)

	$2,538	$2,860

Note 6.  CONTINGENCIES

In June 2001, a series of putative securities class actions were filed in United States District Court for the Southern District of New York against certain investment bank underwriters for the Company’s initial public offering (“IPO”), the Company, and various of the Company’s officers and directors. The complaints, which have been consolidated under the caption In re Digital Impact, Inc. Initial Public Offering Securities Litigation, Civil Action No. 01-CV 4942, allege undisclosed and improper practices concerning the allocation of the Company’s IPO shares, in violation of the federal securities laws, and seek unspecified damages on behalf of persons who purchased the Company’s stock during the period from November 22, 1999 to December 6, 2000. The Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002, plaintiffs filed an amended complaint. Other actions have been filed making similar allegations regarding the IPOs of more than 300 other companies. All of these lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. Defendants in these cases filed omnibus motions to dismiss on common pleading issues. Oral argument on these omnibus motions to dismiss was held on November 1, 2002. The Company’s officers and directors have been dismissed without prejudice in this litigation. The Company believes it has meritorious defenses to the claims against it and will defend itself vigorously. In the opinion of management, after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our business, financial condition or results of operations, and hence no amounts have been accrued for these cases.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of factors including those discussed in “Certain Factors Which May Impact Future Operating Results,” starting on page 18. Any forward-looking statements speak only as of the date such statements are made.

OVERVIEW

Digital Impact was incorporated in California in October 1997 and reincorporated in Delaware in October 1999. Digital Impact is the premier provider of online direct marketing solutions for enterprises. Our solutions enable corporations to create and deliver online direct marketing programs that drive revenue, influence behavior and deepen customer relationships. Our solutions provide customer insight and powerful program execution through a combination of hosted applications, technology infrastructure and professional services.

Digital Impact derives its revenues from the sale of solutions that enable businesses to proactively communicate with their customers online. Primarily, these services have consisted of the design and execution of online direct marketing campaigns, the development and execution of customer acquisition programs and additional services provided by the Company’s professional services organization. Revenue for direct marketing and acquisition campaigns are recognized when persuasive evidence of an agreement exists, the campaign has been delivered, the fee is fixed or determinable and collection of the resulting receivables is reasonably assured. Revenue generated by our professional service group is typically recognized as the service is provided.

As of September 30, 2002 the Company had 270 full-time employees, 11% fewer than the 304 employed on September 30, 2001. We restructured our organization throughout fiscal 2002 in order to streamline operations, reduce costs and bring our staffing structure in line with the needs of the business.

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

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	revenue recognition;

•	estimating valuation allowances, specifically the allowance for doubtful accounts; and

•	valuation of long-lived assets and goodwill.

Revenue recognition.   We generate revenue from the sale of solutions that enable businesses to proactively communicate with their customers online.

Digital Impact applies the provisions of Staff Accounting Bulletin 101 “Revenue Recognition” and recognizes revenue when persuasive evidence of an agreement exists, the service has been delivered, the fee is fixed or determinable and collection of the resulting receivables is reasonably assured. Customer marketing revenues are recognized on delivery of the campaigns. Revenues attributable to one-time set-up fees for service initiation are deferred and recognized ratably over the term of the client’s service agreement, typically twelve months. Customer acquisition revenues are derived primarily from programs that assist clients in growing their email lists through the use of third party list rentals. Customer acquisition programs fall into two general categories: List Rental programs and ProspectNet programs. List Rental programs involve the execution and delivery of email campaigns to a defined number of individuals provided by a third party list rental service. ProspectNet programs involve the strategic placement of a Digital Impact client offer on a third party site for the purpose of generating new opt-in email addresses for the client. Digital Impact contracts with third party providers to deliver secure names of individuals who opt-in to join the client’s email list. Digital Impact is obligated to make payments to third parties for the cost of services associated with the execution of List Rental and ProspectNet programs. These costs are recognized in the period that the programs are executed and are netted against program revenue. Digital Impact provides other services to clients, such as strategy, solutions engineering, webpage development, creative design and data analytics. These services are typically billed as a fixed fee project or on an hourly rate. The revenue for engagements that support the delivery of future products and services, such as targeted email delivery, is deferred at the time of delivery and recognized pro-rata over the future periods of usage. The period over which the revenue is recognized varies, generally between one and twelve months, depending on the term of the contract or the estimated period of usage. Management uses its best estimates to determine the appropriate period for revenue deferral.

We assess probability of collection based on a number of factors, including our past transaction history with the customer and the creditworthiness of the customer. New customers and certain existing customers are subject to a credit review process that evaluates each such customer’s financial position and ultimately its ability to pay according to the original terms of the arrangement. Based on our review process, if it is determined from the outset or during the term of an arrangement that collection of the resulting receivable is not probable, then revenue is recognized on a cash-collected basis.

Allowance for doubtful accounts.   The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Specifically, management must make estimates of the uncollectable portion of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debt experience, customer concentrations, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $9.0 million, net of allowance for doubtful accounts of $322,000, as of September 30, 2002.

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

	Three Months Ended September 30,

	2002		2001

Net revenue	$11,128	100%	$8,420	100%
Cost of revenue	4,502	40%	4,212	50%

Gross margin	6,626	60%	4,208	50%
Operating expenses:
Research and development	1,943	17%	2,871	34%
Sales and marketing	3,743	34%	4,389	52%
General and administrative	1,759	16%	2,288	27%
Stock-based compensation	165	2%	816	10%
Amortization of goodwill	—	—	375	4%
Amortization of purchased intangibles	161	1%	161	2%

Total operating expenses	7,771	70%	10,900	129%
Loss from operations	(1,145)	(10)%	(6,692)	(80)%

Interest (expense) income, net	(18)	(0)%	141	2%

Net loss	$(1,163)	(10)%	$(6,551)	(78)%

Three Months Ended September 30, 2002 and 2001

Revenues.   Total revenues increased by 32% to $11.1 million for the three months ended September 30, 2002 from $8.4 million for the three months ended September 30, 2001, primarily as a result of the factors listed below.

The number of clients increased from September 30, 2001 to September 30, 2002. The increase in clients is primarily the result of continued strong retention of existing clients and client additions in mid-cap and Fortune 1000 companies. The volume of email delivered increased significantly for the three months ended September 30, 2002 over the three months ended September 30, 2001. The higher email volume was partially offset by erosion in pricing. Additionally, revenue generated by our professional service group continued to grow as both a percentage of revenue and in absolute dollars.

Cost of Revenues. Cost of revenues consists primarily of expenses relating to the delivery of online direct marketing services, including personnel costs of our service staff, the amortization of equipment and our data center expenses.

Total cost of revenues increased 7% to $4.5 million for the three months ended September 30, 2002 from $4.2 million for the three months ended September 30, 2001.

The increase in costs of revenues was primarily related to an increase in depreciation expense related to the recent expansion of our data center infrastructure, offset by a reduction in data center expense.

Operating Expenses. Our operating expenses are classified into three general categories: research and development, sales and marketing, and general and administrative. Although each category includes expenses that are unique to that category, some expenditures, such as compensation, employee benefits, office equipment, travel and entertainment, facilities and third-party professional service, occur in all of these categories.

We allocated the total cost for information services and facilities to each of the functional areas that use the information services and facilities based on each area’s relative headcount. These allocated charges include rent and other facilities related costs, communication charges and depreciation charges for furniture and office equipment.

Total operating expenses for the three months ended September 30, 2002, also include non-cash expenses related to stock-based compensation and the amortization of purchased intangibles. Total operating expenses for the quarter ended September 30, 2001 also include all of the expenses listed above plus amortization of goodwill.

Research and Development. Research and development expenses consist primarily of personnel related costs, outside contractor costs, and software and hardware maintenance costs. Historically, all research and development costs have been expensed as incurred, however in the quarter ended September 30, 2002, we capitalized $92,000 of research and development expense related to the development of our IMPACT product. Research and development expenses declined by 32% to $1.9 million for the quarter ended September 30, 2002 from $2.9 million for the quarter ended September 30, 2001. The decline is primarily a result of a $950,000 reduction in personnel and consulting costs, related to the reduction in our engineering and contractor staff.

Sales and Marketing. Sales and marketing expenses consist of personnel and related costs of our direct sales force and marketing staff and marketing expenses for trade shows, advertisements, promotional activities and media events. Sales and marketing expenses decreased 15% to $3.7 million for the three months ended September 30, 2002 from $4.4 million for the three months ended September 30, 2001. The decrease was primarily due to a decline in personnel and allocated costs of approximately $550,000 related to our realignment activities, and a $230,000 reduction in outside consulting and recruiting expense.

General and Administrative. General and administrative expenses consist primarily of personnel and related costs for general corporate operations, including information technology services, finance, accounting, human resources, facilities and legal. General and administrative expenses declined by 23% to $1.8 million for the three months ended September 30, 2002 from $2.3 million for the three months ended September 30, 2001. The overall decrease was primarily the result of a reduction in bad debt expense of $150,000 due to lower loss experience from our current client base and a decline in outside consulting costs of $210,000.

Stock-based Compensation. In connection with the granting of stock options and restricted stock to our employees and the assumption of options related to the acquisition of MineShare, we recorded unearned stock based compensation totaling approximately $17.9 million, net of forfeitures, from inception through September 30, 2002. This amount represents the total difference between the exercise prices of the stock options or the purchase price of restricted stock and the deemed fair market value of the underlying common stock for accounting purposes on the date granted. This amount is included as a component of stockholders’ equity and is being amortized on an accelerated basis by charges to operations over the vesting period, consistent with the methods described in FASB Interpretation No. 28.

Stock-based compensation, a non-cash expense, decreased 80% to $165,000 for the three months ended September 30, 2002 from $816,000 for the three months ended September 30, 2001. The decline was primarily attributable to the cancellation of unearned stock-based compensation for terminated employees, offset by stock-based compensation expense related to the granting of restricted stock during fiscal 2002.

As of September 30, 2002, approximately $524,000 of unearned stock-based compensation remains to be amortized over the remainder of 2003 and 2004.

Amortization of Goodwill. In accordance with SFAS No. 142, goodwill is no longer amortized as of April 1, 2002 but is periodically tested for impairment. Goodwill amortization expense of approximately $375,000 for the three months ended September 30, 2001 related to goodwill and purchased intangibles from our acquisition of MineShare. For additional information, see Note 3, Recent Accounting Pronouncements, in the Notes to Condensed Consolidated Financial Statements.

Amortization of Purchased Intangibles. Amortization of purchased intangibles consists of the amortization of purchased technology from our July 2000 acquisition of MineShare. Prior to the quarter-ended September 30, 2002 amortization of purchased intangibles was a component of research and development expense. These amounts have been reclassified to conform to the current period presentation. Amortization of purchased intangibles was $161,000 for the three months ended September 30, 2002 and 2001.

As of September 30, 2002, approximately $697,000 of purchased intangibles remains to be amortized.

Other Income and (expense). Other income and (expense) decreased to ($18,000) for the quarter ended September 30, 2002 from $141,000 for the quarter ended September 30, 2001. The decrease is largely due to lower interest income on lower average cash and cash equivalents balances resulting from the use of cash to fund current operations, and lower prevailing interest rates.

Six Months Ended September 30, 2002 and 2001

	Six Months Ended
	September 30,

	2002		2001

Net revenue	$21,646	100%	$18,426	100%
Cost of revenue	8,855	41%	8,772	48%

Gross margin	12,791	59%	9,654	52%
Operating expenses:
Research and development	3,718	17%	6,401	35%
Sales and marketing	7,007	32%	8,904	48%
General and administrative	3,600	17%	4,618	25%
Stock-based compensation	428	2%	2,150	12%
Amortization of goodwill	—	—	750	4%
Amortization of purchased Intangibles	322	2%	322	2%

Total operating expenses	15,075	70%	23,145	126%
Loss from operations	(2,284)	(11)	(13,491)	(73)%

Interest (expense) income, net	(72)	(0)%	325	2%

Net loss	$(2,356)	(11)%	$(13,166)	(71)%

Revenues. Total revenues increased by 17% to $21.6 million for the six months ended September 30, 2002 from $18.4 million for the six months ended September 30, 2001, primarily as a result of the factors listed below.

The number of clients increased from September 30, 2001 to September 30, 2002 and the volume of email delivered increased significantly for the six months ended September 30, 2002 over the six months ended September 30, 2001. The higher email volume was partially offset by erosion in pricing. Additionally, revenue generated by our professional service group continued to grow as a percentage of revenue in absolute dollars.

Cost of Revenues. Cost of revenue consists primarily of expenses relating to the delivery of online direct marketing services, including personnel costs of our service staff, the amortization of equipment and our data center expenses.

Total cost of revenues increased 1% to $8.9 million for the six months ended September 30, 2002 from $8.8 million for the six months ended September 30, 2001. The increase in costs of revenues was primarily related to a $80,000 increase in depreciation expense related to recent expansion of our data center infrastructure.

Research and Development. Research and development expenses consist primarily of personnel related costs, outside contractor costs, and software and hardware maintenance costs. Historically, all research and development costs have been expensed as incurred, however in the quarter ended September 30, 2002, we capitalized $92,000 of research and development expense related to the development of our IMPACT product. Research and development expenses declined by 42% to $3.7 million for the six months ended September 30, 2002 from $6.4 million for the six months ended September 30, 2001. The decline is primarily a result of a $2.6 million reduction in personnel and consulting costs, related to the reduction in our engineering and contractor staff.

Sales and Marketing. Sales and marketing expenses consist of personnel and related costs of our direct sales force and marketing staff and marketing expenses for trade shows, advertisements, promotional activities and media events. Sales and marketing expenses decreased 21% to $7.0 million for the six months ended September 30, 2002 from $8.9 million for the six months ended September 30, 2001. The decrease was primarily due to a decline in personnel and allocated costs of approximately $1.2 million related to our realignment activities, a $390,000 reduction in marketing promotions, a $150,000 reduction in travel and entertainment costs and a $280,000 reduction in outside consulting and recruiting expense.

General and Administrative. General and administrative expenses consist primarily of personnel and related costs for general corporate operations, including information technology services, finance, accounting, human resources, facilities and legal. General and administrative expenses declined by 22% to $3.6 million for the six months ended September 30, 2002 from $4.6 million for the six months ended September 30, 2001. The overall decrease was primarily the result of a reduction in bad debt expense of $350,000 due to lower loss experience from our current client base and a decline in outside consulting costs of $320,000.

Stock-based Compensation. In connection with the granting of stock options and restricted stock to our employees and the assumption of options related to the acquisition of MineShare, we recorded unearned stock based compensation totaling approximately $17.9 million, net of forfeitures, from inception through September 30, 2002. This amount represents the total difference between the exercise prices of the stock options or the purchase price of restricted stock and the deemed fair market value of the underlying common stock for accounting purposes on the date granted. This amount is included as a component of stockholders’ equity and is being amortized on an accelerated basis by charges to operations over the vesting period, consistent with the methods described in FASB Interpretation No. 28.

Stock-based compensation, a noncash expense, decreased 80% to $428,000 for the six months ended September 30, 2002 from $2.2 million for the six months ended September 30, 2001. The decline was primarily attributable to the cancellation of unearned stock-based compensation for terminated employees, offset by stock-based compensation expense related to the granting of restricted stock during fiscal 2002.

As of September 30, 2002, approximately $524,000 of unearned stock-based compensation remains to be amortized.

Amortization of Goodwill. In accordance with SFAS No. 142, goodwill is no longer amortized as of April 1, 2002 but is periodically tested for impairment. Goodwill amortization expense of approximately $750,000 for the six months ended September

30, 2001 related to goodwill and purchased intangibles from our acquisition of MineShare. For additional information, see Note 3, Recent Accounting Pronouncements, in the Notes to Condensed Consolidated Financial Statements.

Amortization of Purchased Intangibles. Amortization of purchased intangibles consists of the amortization of purchased technology from our July 2000 acquisition of MineShare. Prior to the quarter-ended September 30, 2002 amortization of purchased intangibles was a component of research and development expense. These amounts have been reclassified to conform to the current period presentation. Amortization of purchased intangibles was $322,000 for the six months ended September 30, 2002 and 2001.

As of September 30, 2002, approximately $697,000 of purchased intangibles remains to be amortized.

Other Income and (expense). Other income and (expense) decreased to ($72,000) for the six months ended September 30, 2002 from $325,000 for the six months ended September 30, 2001. The decrease is largely due to lower interest income on lower average cash and cash equivalents balances resulting from the use of cash to fund current operations, and lower prevailing interest rates.

Liquidity and Capital Resources

As of September 30, 2002 we had $24.1 million in cash, cash equivalents and short-term investments and $22.7 million of working capital. In addition, as of September 30, 2002, we had $1.1 million in restricted cash supporting letters of credit issued against certain contractual lease obligations.

Our operating activities generated $3.2 million of cash for the six months ended September 30, 2002 and primarily resulted from the net loss of $2.4 million, offset by non-cash items of $3.1 million, and changes in operating assets and liabilities that generated $2.4 million. Net cash used by operating activities was $5.0 million for the six months ended September 30, 2001, which was primarily due to a net loss of $13.2 million, offset by non-cash items of $5.8 million and changes in assets and liabilities of $2.4 million.

Our investing activities used approximately $1.6 million during the six months ended September 30, 2002, which was attributable to acquisitions of property, plant and equipment of approximately $3.0 million, offset by maturities of investments in marketable securities of $1.4 million. Our investing activities used $1.3 million during the six months ended September 30, 2001, which was attributable primarily to the acquisition of property and equipment related to investments in our data center infrastructure.

Our financing activities used approximately $1.5 million for the six months ended September 30, 2002. The decrease was attributable primarily to payments on long-term debt and leases, partially offset by proceeds from the exercise of stock options and the purchase of shares through our employee stock purchase plan. Financing activities used approximately $800,000 for the six months ended September 30, 2001.

As of September 30, 2002 we had $24.1 million in cash, cash equivalents and short-term investments and $2.6 million in borrowings in the form of long-term debt, capital leases and a line of credit, payable in monthly installments through March 2004 with a weighted average interest rate of 13.8%.

We are committed to making cash payments in the future on three types of contracts: long-term debt, capital leases and non-cancelable operating leases. We have no off-balance sheet debt, excluding operating leases, or other unrecorded obligations and have not guaranteed the debt of any other party. We have a term loan that contains a cash covenant, which requires that we maintain a minimum of $11.5 million in unrestricted cash and cash equivalents. In the event that the covenant is violated the loan is immediately callable. As of September 30, 2002 there was $1.6 million outstanding under this loan agreement.

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

The Company presently uses its cash and cash equivalents to fund its operating, investing and financing activities. If due to the risks outlined in the previous paragraph, revenues were to decline significantly, this could have an adverse effect on the Company’s ability to achieve its intended business objectives.

We believe that our existing cash and cash equivalents will be sufficient to satisfy our currently anticipated cash requirements for at least the next twelve months.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principals Board (“APB”) No.16, Business Combinations. The provisions of SFAS No.141 were adopted July 1, 2001. The most significant changes made by SFAS No.141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain.

SFAS No.142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and supersedes APB No.17, Intangible Assets. The most significant changes made by SFAS No. 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

We adopted SFAS No. 142 effective April 1, 2002, and as a result no longer amortize our goodwill balance of $2.0 million. As of March 31, 2002, net goodwill was $820,000, net assembled workforce was $1.2 million and goodwill amortization expense was $615,000 for the year ended March 31, 2002. We were required to measure goodwill for impairment effective April 1, 2002 as part of the transition provisions. Any impairment resulting from the transition provisions would have been recognized as the effect of a change in accounting principle. We performed the initial impairment analysis in the quarter ended September 30, 2002 and determined that no impairment currently exists.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability.

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

We derive our revenue from advertising services, which revenues tend to be cyclical and dependent on the economic prospects of advertisers and direct marketers and the economy in general. A continued decrease in expenditures by advertisers and direct marketers or a continued downturn in the economy could cause our revenues to decline significantly in any given period.

We derive, and expect to continue to derive for the foreseeable future, a large portion of our revenue from products and services we provide to advertisers, direct marketers and agencies. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. The overall market for advertising, including Internet advertising, has been characterized in recent quarters by increasing softness of demand, lower prices for advertisements and the reduction of marketing and advertising. As a result of these reductions, advertising spending across traditional media, as well as the Internet, has decreased.

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

The loss of a major client could harm our business. While only one client accounted for more than 10% of our revenues for the six months ended September 30, 2002, the loss of this client or another major client could have a material adverse effect on our business and results of operations.

The online direct marketing industry is highly competitive, and if we are unable to compete effectively, the demand for, or the prices of, our services may decline.

The market for online direct marketing is highly competitive, rapidly evolving and experiencing rapid technological change. Intense competition may result in price reductions, reduced sales, gross margins and operating margins, and loss of market share. Our principal competitors include providers of online direct marketing solutions such as DoubleClick, Responsys, Cheetahmail, Big Foot and Yesmail, as well as the in-house information technology departments of our existing and prospective clients.

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

We rely on the services of our founders and other key executives, whose knowledge of our business and technical expertise would be extremely difficult to replace.

Our future success depends to a significant degree on the skills, experience and efforts of our senior management. In particular, we depend upon the continued services of William Park, our Chief Executive Officer, and other key executives whose knowledge of our business and technical expertise would be extremely difficult to replace. In addition, we have not obtained life insurance benefiting Digital Impact covering any of our key employees. If any of our key employees left or was seriously injured and unable to work and we were unable to find a qualified replacement, the level of services we are able to provide could decline or we could be otherwise unable to execute our business strategy.

If the delivery of our email messages is limited or blocked, then the amount we may be able to charge our clients for producing and sending their campaigns may be reduced and our clients may discontinue their use of our services.

Our business model relies on our ability to deliver emails over the Internet through Internet service providers and to recipients in major corporations. In particular, a significant percentage of our emails are sent to recipients who use America Online. We do not have, nor are we required to have, an agreement with America Online to deliver emails to their customers. America Online uses a proprietary set of technologies to handle and deliver email and the value of our services will be reduced if we are unable to provide emails compatible with these technologies.

In addition, America Online and other Internet service providers are able to block messages from reaching their users. Recent releases of Internet service provider software, including AOL 8.0, and the implementation of stringent new policies by internet service providers have caused periodic temporary blockages of our ability to successfully deliver emails to the customers of AOL and certain other Internet service providers. We continually improve our own technology and work with Internet service providers to improve our ability to successfully deliver our emails. However, if Internet service providers materially limit or halt the delivery of our emails, or if we fail to deliver emails in such a way as to be compatible with these companies’ email handling technologies, then the amount we may be able to charge our clients for producing and sending their online direct marketing campaigns may be reduced and our clients may discontinue their use of our services.

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

Our ability to successfully compete is substantially dependent upon our internally developed technology and intellectual property, which we protect through a combination of patent, copyright, trade secret and trademark law, and contractual obligations. We have one issued patents and have two U.S. patent applications pending. We have several registered U.S. trademarks and have several more applications pending in the U.S., Europe and Japan. We may not be able to protect our proprietary rights. Unauthorized parties may attempt to obtain and use our proprietary information. Policing unauthorized use of our proprietary information is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

Our clients’ promotion of their products and services may not comply with federal, state and local laws, including but not limited to laws and regulations surrounding the Internet. We cannot predict whether our role in facilitating these marketing activities would expose us to liability under these laws. Any claims made against us could be costly and time-consuming to defend. If we are exposed to this kind of liability, we could be required to pay fines or penalties, redesign our business methods, discontinue some of our services or otherwise expend resources to avoid liability.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the period from our inception through September 30, 2002, we provided our services to clients primarily in the United States. As a result, our financial results have not been directly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The majority of our sales are currently denominated in U.S. dollars. During the quarter ended June 30, 2000, we established a subsidiary in the United Kingdom which has had minimal operations to date. As the operations of this subsidiary expand, our future operating results could be directly impacted by changes in foreign currency exchange rates or economic conditions in this region.

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities which are tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We plan to mitigate default risk by investing in high quality securities.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Chief Executive’s and Chief Financial Officer’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders (“Annual Meeting”) held on August 2, 2002, the following individuals were re-elected to the Board of Directors as Class III directors for a term of three years:

	Votes For	Votes Withheld

William Park	27,606,984	33,196
Michael Brown	27,610,509	29,671

Gerardo Capiel, Warren Packard, Ruthann Quindlen and Edward J. Spiegel continue as either Class I or Class II directors of the Company.

Additionally, at the Company Annual Meeting, the following proposal was adopted by the margin indicated:

To ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending March 31, 2003. The votes cast for and against the action were 27,628,750 and 10,380, respectively, with 1,050 abstaining.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits	Description

Exhibit 99.1 -	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 14, 2002
DIGITAL IMPACT, INC.
(Registrant)

/S/ WILLIAM PARK

William Park
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

/S/ DAVID OPPENHEIMER

David Oppenheimer
Sr. Vice President, Chief Financial Officer and Treasurer (Principal Financial and
Accounting Officer)

CERTIFICATION

I, William Park, Chief Executive Officer of Digital Impact, Inc., certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Digital Impact, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in the quarterly report, present fairly in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	November 14, 2002

By	/S/ WILLIAM PARK

William Park
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

CERTIFICATION

I, David Oppenheimer, Chief Financial Officer of Digital Impact, Inc., certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Digital Impact, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in the quarterly report, present fairly in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the “Evaluation Date”); and

f)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

c)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

d)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	November 14, 2002

By	/S/ DAVID OPPENHEIMER

David Oppenheimer
Sr. Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits	Description

Exhibit 99.1 -	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002