Form 10-Q
period 2002-12-31
DIGITAL IMPACT INC /DE/
filed 2003-02-14
CIK 1095105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2002

OR

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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934:

Yes [ ]	No [X]

As of February 12, 2003, there were approximately 30.7 million shares of the Registrant’s Common Stock outstanding.

DIGITAL IMPACT, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DIGITAL IMPACT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,

	2002	2001	2002	2001

Revenues	$11,490	$10,329	$33,136	$28,755
Cost of revenues	4,536	4,840	13,391	13,612

Gross margin	6,954	5,489	19,745	15,143
Operating expenses:
Research and development	1,722	2,332	5,440	8,733
Sales and marketing	3,486	3,576	10,493	12,480
General and administrative	1,824	1,948	5,424	6,566
Stock-based compensation	15	278	443	2,428
Amortization of goodwill	—	375	—	1,125
Amortization of purchased intangibles	161	161	483	483

Total operating expenses	7,208	8,670	22,283	31,815

Loss from operations	(254)	(3,181)	(2,538)	(16,672)
Other income and (expense)	(43)	(26)	(115)	299

Net loss	$(297)	$(3,207)	$(2,653)	$(16,373)

Net loss per common share – basic and diluted	$(0.01)	$(0.11)	$(0.09)	$(0.59)

Shares used in net loss per common share calculation – basic and diluted	30,510	28,340	30,050	27,650

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL IMPACT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	December 31,	March 31,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$23,897	$23,937
Short-term investments	218	1,651
Accounts receivable, net	7,526	8,191
Prepaid expenses and other current assets	1,437	1,504

Total current assets	33,078	35,283

Property and equipment, net	10,324	9,484
Restricted cash	1,114	1,141
Intangible assets	2,377	2,860
Other assets	748	865

Total assets	$47,641	$49,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,430	$2,529
Accrued payroll	1,431	1,499
Accrued liabilities	2,674	2,706
Deferred revenues	1,530	829
Current portion of capital lease obligations	403	320
Current portion of long term debt	1,364	1,537

Total current liabilities	9,832	9,420

Capital lease obligations, less current portion	32	73
Long term debt, less current portion	200	1,251

Total liabilities	10,064	10,744

Stockholders’ equity:
Common Stock	30	30
Additional paid-in capital	142,411	141,877
Accumulated other comprehensive loss	(31)	—
Unearned stock-based compensation	(249)	(1,169)

Accumulated deficit	(104,058)	(101,405)
Less treasury stock, at cost	(526)	(444)

Total stockholders’ equity	37,577	38,889

Total liabilities and stockholders’ equity	$47,641	$49,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL IMPACT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	December 31,

	2002	2001

Cash flows from operating activities
Net loss	$(2,653)	$(16,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,825	6,119
Allowance for doubtful accounts	(352)	(67)
Amortization of unearned stock-based compensation	443	2,428
Changes in operating assets and liabilities:
Accounts receivable	1,017	3,870
Prepaid expenses and other current assets	67	(762)
Restricted cash	27	(85)
Other assets	117	85
Accounts payable	320	(851)
Accrued liabilities and deferred revenue	601	(295)

Net cash provided by (used in) operating activities	4,412	(5,931)

Cash flows from investing activities
Maturities of investments in marketable securities	1,433	—
Acquisition of property and equipment	(4,197)	(1,444)

Net cash used in investing activities	(2,764)	(1,444)

Cash flows from financing activities
Principal payments on long-term debt and capital lease obligations	(2,586)	(1,565)
Proceeds from exercise of common stock options and warrants, net of treasury stock repurchases	929	221

Net cash used in financing activities	(1,657)	(1,344)

Effect of exchange rates on cash and cash equivalents	(31)	—
Net decrease in cash and cash equivalents	(40)	(8,719)
Cash and cash equivalents at beginning of period	23,937	35,038

Cash and cash equivalents at end of period	$23,897	$26,319

Supplemental non-cash information:
Assets acquired under capital leases	$1,404	$1,093
Unearned stock-based compensation (cancellations)	$(477)	$(148)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL IMPACT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. THE COMPANY

Digital Impact, Inc. (the "Company"), was incorporated in California in October 1997 and reincorporated in Delaware in October 1999. Digital Impact is the premier provider of online direct marketing solutions for enterprises. The Company solutions enable corporations to create and deliver online direct marketing programs that drive revenue, influence behavior and deepen customer relationships. The Company solutions provide customer insight and powerful program execution through a combination of hosted applications, technology infrastructure and professional services.

Digital Impact derives its revenues from the sale of solutions that enable businesses to proactively communicate with their customers online. Primarily, these services have consisted of the design and execution of online direct marketing campaigns, the development and execution of customer acquisition programs and additional services provided by the Company’s professional services organization. Revenue for direct marketing and acquisition campaigns is recognized when persuasive evidence of an agreement exists, the campaign has been delivered, the fee is fixed or determinable and collection of the resulting receivables is reasonably assured. Revenue generated by our professional service group is typically recognized as the service is provided.

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

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year presentation. Amortization of purchased intangibles which was previously reported as a component of research and development expense has been reclassified for all periods to amortization of purchased intangibles in operating expenses. The reclassification had no effect on prior year’s stockholders’ equity or results from operations.

For the nine months ended December 31, 2002, the Company incurred a loss from operations of approximately $2.5 million and positive cash flows from operating activities of approximately $4.4 million, compared to a loss from operations of approximately $16.7 million and negative cash flow from operating activities of approximately $5.9 million for the nine months ended December 31, 2001.

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

The Company presently uses its cash and cash equivalents to fund its operations, investing and financing activities. If, due to the risks outlined in the previous paragraph, revenues were to decline significantly, this could have an adverse effect on the Company’s ability to achieve its intended business objectives.

Comprehensive income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive loss, a component of stockholders’ equity, recorded by the Company for the nine months ended December 31, 2002 of $31,000 was attributable to cumulative currency translation adjustments arising from the consolidation of the Company’s international subsidiary. The Company did not have any additional transactions that were required to be reported in other comprehensive income during the nine months ended December 31, 2002 or 2001.

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

The Company’s customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. One customer accounted for 13% of revenue for the nine months ended December 31, 2002 and 11% of accounts receivable at December 31, 2002.

Note 3. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142 “Goodwill and Other Intangible Assets,” which established financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. This statement requires, among other things, that goodwill not be amortized, but tested for impairment at least annually. Digital Impact will perform its annual impairment review in the fourth quarter of each fiscal year. Application of SFAS 142 was required immediately for business combinations completed after June 30, 2001. Digital Impact adopted the provisions of SFAS 142 on April 1, 2002.

The provisions of SFAS 142 also require the completion of a transitional impairment test within six months of adoption, with any identified impairments treated as a cumulative change in accounting principle. Digital Impact completed the transitional impairment test in the second quarter of fiscal 2003 and determined that no impairment existed at transition.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability.

The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact upon the Company’s financial position, cash flows or results of operations.

In November 2002, the (FASB) issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

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

	Three months ended		Nine months ended
	December 31,		December 31,

	2002	2001	2002	2001

Numerator:
Net loss	$(297)	$(3,207)	$(2,653)	$(16,373)

Denominator:
Weighted average common shares outstanding	30,520	28,430	30,060	28,100
Weighted average unvested common shares subject to repurchase	(10)	(90)	(10)	(450)

Denominator for basic and diluted calculation	30,510	28,340	30,050	27,650

Net loss per common share – basic and diluted	$(0.01)	$(0.11)	$(0.09)	$(0.59)

The following outstanding stock options and shares subject to repurchase by the Company have been excluded from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented (in thousands):

	December 31,

	2002	2001

Options	7,996	9,005
Shares subject to repurchase	270	838

Note 5. GOODWILL AND OTHER INTANGIBLE ASSET

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

The following table presents net loss and net loss per share for the three and nine months ended December 31, 2002 and 2001, excluding the effect of goodwill and workforce amortization for all periods presented (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Reported net loss	$(297)	$(3,207)	$(2,653)	$(16,373)
Goodwill amortization	—	154	—	462
Workforce amortization	—	221	—	663

Adjusted net income	$(297)	$(2,832)	$(2,653)	$(15,248)

Basic and Diluted net loss per share
Reported net loss	$(0.01)	$(0.11)	$(0.09)	$(0.59)
Goodwill amortization	—	$0.00	—	0.02
Workforce amortization	—	$0.01	—	0.02

Adjusted net loss	$(0.01)	$(0.10)	$(0.09)	$(0.55)

The components of goodwill and other intangibles are as follows (in thousands):

	December 31, 2002	March 31, 2002

Goodwill	$28,933	$26,273
Assembled workforce	—	2,660
Purchased technology	1,930	1,930
Less: accumulated amortization	(28,486)	(28,003)

	$2,377	$2,860

Note 6. CONTINGENCIES

In June 2001, a series of putative securities class actions were filed in United States District Court for the Southern District of New York against certain investment bank underwriters for the Company’s initial public offering (“IPO”), the Company, and various of the Company’s officers and directors. The complaints, which have been consolidated under the caption In re Digital Impact, Inc. Initial Public Offering Securities Litigation, Civil Action No. 01-CV-4942, allege undisclosed and improper practices concerning the allocation of the Company’s IPO shares, in violation of the federal securities laws, and seek unspecified damages on behalf of persons who purchased the Company’s stock during the period from November 22, 1999 to December 6, 2000. The Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002, plaintiffs filed an amended complaint. Other actions have been filed making similar allegations regarding the IPOs of more than 300 other companies. All of these lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. Defendants in these cases filed omnibus motions to dismiss on common pleading issues. Oral argument on these omnibus motions to dismiss was held on November 1, 2002. The Company’s officers and directors have been dismissed without prejudice in this litigation. The Company believes it has meritorious defenses to the claims against it and will defend itself vigorously. In the opinion of management, after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our business, financial condition or results of operations, and hence no amounts have been accrued for these cases.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of factors including those discussed in “Certain Factors Which May Impact Future Operating Results,” starting on page 20. Any forward-looking statements speak only as of the date such statements are made.

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

Digital Impact derives its revenues from the sale of solutions that enable businesses to proactively communicate with their customers online. Primarily, these services have consisted of the design and execution of online direct marketing campaigns, the development and execution of customer acquisition programs and additional services provided by the Company’s professional services organization. Revenue for direct marketing and acquisition campaigns is recognized when persuasive evidence of an agreement exists, the campaign has been delivered, the fee is fixed or determinable and collection of the resulting receivables is reasonably assured. Revenue generated by our professional service group is typically recognized as the service is provided.

As of December 31, 2002 the Company had 270 full-time employees, 8% fewer than the 293 employed on December 31, 2001. We restructured our organization throughout fiscal 2002 in order to streamline operations, reduce costs and bring our staffing structure in line with the needs of the business.

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

Digital Impact applies the provisions of Staff Accounting Bulletin 101 “Revenue Recognition” and recognizes revenue when persuasive evidence of an agreement exists, the service has been delivered, the fee is fixed or determinable and collection of the resulting receivables is reasonably assured. Customer marketing revenues are recognized on delivery of the campaigns. Revenues attributable to one-time set-up fees for service initiation are deferred and recognized ratably over the term of the client’s service agreement, typically twelve months. Customer acquisition revenues are derived primarily from programs that assist clients in growing their email lists through the use of third party list rentals. Customer acquisition programs fall into three general categories: List Rental programs, Data Append programs and ProspectNet programs. List Rental programs involve the execution and delivery of email campaigns to a defined number of individuals provided by a third party list rental service. Data Append programs entail the acquisition of a client’s offline customers’ email addresses through the use of third party data append services. ProspectNet programs involve the strategic placement of a Digital Impact client offer on a third party site for the purpose of generating new opt-in email addresses for the client. Digital Impact contracts with third party providers to deliver secure names of individuals who opt-in to join the client’s email list. Digital Impact is obligated to make payments to third parties for the cost of services associated with the execution of List Rental, Data Append and ProspectNet programs. These costs are recognized in the period that the programs are executed and are netted against program revenue. Digital Impact provides other services to clients, such as strategy, solutions engineering, webpage development, creative design and data analytics. These services are typically billed as a fixed fee project or on an hourly rate. The revenue for engagements that support the delivery of future products and services, such as targeted email delivery, is deferred at the time of delivery and recognized pro-rata over the future periods of usage. The period over which the revenue is recognized varies, generally between one and twelve months, depending on the term of the contract or the estimated period of usage. Management uses its best estimates to determine the appropriate period for revenue deferral.

We assess the probability of collection based on a number of factors, including our past transaction history with the customer and the credit worthiness of the customer. New customers and certain existing customers are subject to a credit review process that evaluates each customer’s financial position and ultimately its ability to pay according to the terms of the arrangement. Based on our review process, if it is determined from the outset or during the term of an arrangement that collection of the resulting receivable is not probable, then revenue is recognized on a cash-collected basis.

Allowance for doubtful accounts. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Specifically, management must make estimates of the uncollectable portion of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debt experience, customer concentrations, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $7.5 million, net of allowance for doubtful accounts of $345,000, as of December 31, 2002.

Valuation of long-lived assets and goodwill. We assess the impairment of identified intangibles, long-lived assets and goodwill annually and whenever events or a change in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

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

When we determine that the carrying value of intangible assets, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any potential impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

Results of Operations

The following table sets forth selected data for the periods indicated as a percentage of total revenues. These operating results are not necessarily indicative of results for any future periods.

	Three Months Ended
	December 31,

	2002		2001

Net revenue	$11,490	100%	$10,329	100%
Cost of revenue	4,536	39%	4,840	47%

Gross margin	6,954	61%	5,489	53%
Operating expenses:
Research and development	1,722	15%	2,332	22%
Sales and marketing	3,486	31%	3,576	35%
General and administrative	1,824	16%	1,948	19%
Stock-based compensation	15	0%	278	3%
Amortization of goodwill	—	—	375	4%
Amortization of purchased intangibles	161	1%	161	1%

Total operating expenses	7,208	63%	8,670	84%
Loss from operations	(254)	(2%)	(3,181)	(31%)

Interest (expense) income, net	(43)	(1%)	(26)	0%

Net loss	$(297)	(3%)	$(3,207)	(31%)

Three Months Ended December 31, 2002 and 2001

Revenues. Total revenues increased by 11% to $11.5 million for the three months ended December 31, 2002 from $10.3 million for the three months ended December 31, 2001, primarily as a result of the factors listed below.

The number of clients increased from December 31, 2001 to December 31, 2002. The increase in clients is primarily the result of retention of existing clients and the addition of new mid-cap and Fortune 1000 clients. The volume of email delivered increased significantly for the three months ended December 31, 2002 over the three months ended December 31, 2001. The higher email volume was partially offset by erosion in pricing over the twelve-month period. Additionally, revenue generated by our professional services group continued to grow as both a percentage of revenue and in absolute dollars.

Cost of Revenues. Cost of revenues consists primarily of expenses relating to the delivery of online direct marketing services, including personnel costs of our service staff, the amortization of equipment and our data center expenses.

Total cost of revenues decreased 6% to $4.5 million for the three months ended

December 31, 2002 from $4.8 million for the three months ended December 31, 2001.

The decrease in costs of revenues was primarily related to a $410,000 decline in personnel and allocated costs associated with a decline in service staff headcount, and a $160,000 reduction in data center expense, offset by a $220,000 increase in depreciation expense related to the recent expansion of our data center infrastructure.

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

We allocated the cost of information services and facilities to each of the functional areas that use the information services and facilities based on each area’s relative headcount. These allocated charges include rent and other facilities related costs, communication charges and depreciation charges for furniture and office equipment.

Total operating expenses for the three months ended December 31, 2002, also include non-cash expenses related to stock-based compensation and the amortization of purchased intangibles. Total operating expenses for the quarter ended December 31, 2001 include all of the expenses listed above and amortization of goodwill.

Research and Development. Research and development expenses consist primarily of personnel related costs, outside contractor costs, and software and hardware maintenance costs. Historically, most research and development costs have been expensed as incurred. Research and development expenses declined by 26% to $1.7 million for the quarter ended December 31, 2002 from $2.3 million for the quarter ended December 31, 2001. The decline is primarily a result of a $450,000 reduction in personnel expenses, related to the reduction in our engineering and contractor staff and a $100,000 decrease in allocated overhead and maintenance costs.

Sales and Marketing. Sales and marketing expenses consist of personnel and related costs of our direct sales force and marketing staff and marketing expenses for trade shows, advertisements, promotional activities and media events. Sales and marketing expenses decreased 3% to $3.5 million for the three months ended December 31, 2002 from $3.6 million for the three months ended December 31, 2001. The decrease was primarily due to a $100,000 decline in marketing expense, and a $150,000 reduction in outside consulting and recruiting expense, offset by a $150,000 increase in personnel expenses, allocated costs and travel and entertainment.

General and Administrative. General and administrative expenses consist primarily of personnel and related costs for general corporate operations, including information technology, finance, accounting, human resources, facilities and legal. General and administrative expenses declined by 6% to $1.8 million for the three months ended December 31, 2002 from $1.9 million for the three months ended December 31, 2001. The overall decrease was primarily the result of a reduction in bad debt expense of $100,000 due to lower loss experience from our current client base and a decline in outside services costs of $100,000, offset by a $70,000 increase in personnel costs.

Stock-based Compensation. In connection with the granting of stock options and restricted stock to our employees and the assumption of options related to the acquisition of MineShare, we recorded unearned stock based compensation totaling approximately $17.6 million, net of forfeitures, from inception through December 31, 2002. This amount represents the total difference between the exercise prices of the stock options or the purchase price of restricted stock and the deemed fair market value of the underlying common stock for accounting purposes on the date granted. This amount is included as a component of stockholders’ equity and is being amortized on an accelerated basis by charges to operations over the vesting period, consistent with the methods described in FASB Interpretation No. 28.

Stock-based compensation, a non-cash expense, decreased 95% to $15,000 for the three months ended December 31, 2002 from $278,000 for the three months ended December 31, 2001. The decline was primarily attributable to the cancellation of unearned stock-based compensation for terminated employees, partially offset by stock-based compensation expense related to the granting of restricted stock during fiscal 2002.

As of December 31, 2002, approximately $249,000 of unearned stock-based compensation remains to be amortized.

Amortization of Goodwill. In accordance with SFAS No. 142, goodwill is no longer amortized as of April 1, 2002 but is periodically tested for impairment. Goodwill amortization expense of approximately $375,000 for the three months ended December 31, 2001 related to goodwill and purchased intangibles from our acquisition of MineShare. For additional information, see Note 3, Recent Accounting Pronouncements, in the Notes to Condensed Consolidated Financial Statements.

Amortization of Purchased Intangibles. Amortization of purchased intangibles consists of the amortization of purchased technology from our July 2000 acquisition of MineShare. Prior to the quarter-ended September 30, 2002 amortization of purchased intangibles was a component of research and development expense. These amounts have been reclassified to conform to the current period presentation. Amortization of purchased intangibles was $161,000 for the three months ended December 31, 2002 and 2001.

As of December 31, 2002, approximately $375,000 of purchased intangibles remains to be amortized over the remainder of fiscal 2003 and 2004.

Other Income and (expense). Other income and (expense) decreased to ($43,000) for the quarter ended December 31, 2002 from ($26,000) for the quarter ended December 31, 2001. The decrease is largely due to lower interest income on lower average cash and cash equivalents balances resulting from the use of cash to fund current operations, and lower prevailing interest rates.

Nine Months Ended December 31, 2002 and 2001

	Nine Months Ended
	December 31,

	2002		2001

Net revenue	$33,136	100%	$28,755	100%
Cost of revenue	13,391	40%	13,612	47%

Gross margin	19,745	60%	15,143	53%
Operating expenses:
Research and development	5,440	16%	8,733	30%
Sales and marketing	10,493	32%	12,480	43%
General and administrative	5,424	16%	6,566	23%
Stock-based compensation	443	2%	2,428	8%
Amortization of goodwill	—	—	1,125	4%
Amortization of purchased Intangibles	483	2%	483	2%

Total operating expenses	22,283	68%	31,815	110%
Loss from operations	(2,538)	(8%)	(16,672)	(57%)

Interest (expense) income, net	(115)	(0%)	299	1%

Net loss	$(2,653)	(8%)	$(16,373)	(56%)

Revenues. Total revenues increased by 15% to $33.1 million for the nine months ended December 31, 2002 from $28.8 million for the nine months ended December 31, 2001, primarily as a result of the factors listed below.

The number of clients increased from December 31, 2001 to December 31, 2002 and the volume of email delivered increased significantly for the nine months ended December 31, 2002 over the nine months ended December 31, 2001. The higher email volume was partially offset by erosion in pricing. Additionally, revenue generated by our professional service group continued to grow as a percentage of revenue in absolute dollars.

Cost of Revenues. Cost of revenues consists primarily of expenses relating to the delivery of online direct marketing services, including personnel costs of our service staff, the amortization of equipment and our data center expenses.

Total cost of revenues decreased 2% to $13.4 million for the nine months ended

December 31, 2002 from $13.6 million for the nine months ended December 31, 2001.

The decrease in costs of revenues was primarily related to a $350,000 reduction in personnel costs, allocated overhead and outside consulting expense and a $200,000 decrease in rent for our data center facilities, offset by a $300,000 increase in depreciation expense related to the recent expansion of our data center infrastructure and an expense increase of $120,000 related to the amortization of capitalized research and development costs for our IMPACT platform.

Research and Development. Research and development expenses consist primarily of personnel related costs, outside contractor costs, and software and hardware maintenance costs. Historically, all research and development costs have been expensed as incurred, however in the quarter ended September 30, 2002, we capitalized $92,000 of research and development expense related to the development of our IMPACT product. Research and development expenses declined by 38% to $5.4 million for the nine months ended December 31, 2002 from $8.7 million for the nine months ended December 31, 2001. The decline is primarily a result of a $3.0 million reduction in personnel costs and consulting expense, related to the reduction in our engineering and contractor staff, and a $243,000 decline in allocated overhead and maintenance expense.

Sales and Marketing. Sales and marketing expenses consist of personnel and related costs of our direct sales force and marketing staff and marketing expenses for trade shows, advertisements, promotional activities and media events. Sales and marketing expenses decreased 16% to $10.5 million for the nine months ended December 31, 2002 from $12.5 million for the nine months ended December 31, 2001. The decrease was primarily due to a decline in personnel and allocated costs of approximately $1.6 million related to our realignment activities, a $390,000 reduction in marketing promotions and a $230,000 reduction in outside consulting and recruiting expense, offset by an $80,000 increase in travel, entertainment and training expense.

General and Administrative. General and administrative expenses consist primarily of personnel and related costs for general corporate operations, including information technology, finance, accounting, human resources, facilities and legal. General and administrative expenses declined by 17% to $5.4 million for the nine months ended December 31, 2002 from $6.6 million for the nine months ended December 31, 2001. The overall decrease was primarily the result of a reduction in bad debt expense of $450,000 due to lower loss experience from our current client base and a decline in outside services costs of $425,000.

Stock-based Compensation. In connection with the granting of stock options and restricted stock to our employees and the assumption of options related to the acquisition of MineShare, we recorded unearned stock based compensation totaling approximately $17.6 million, net of forfeitures, from inception through December 31, 2002. This amount represents the total difference between the exercise prices of the stock options or the purchase price of restricted stock and the deemed fair market value of the underlying common stock for accounting purposes on the date granted. This amount is included as a component of stockholders’ equity and is being amortized on an accelerated basis by charges to operations over the vesting period, consistent with the methods described in FASB Interpretation No. 28.

Stock-based compensation, a noncash expense, decreased 82% to $443,000 for the nine months ended December 31, 2002 from $2.4 million for the nine months ended December 31, 2001. The decline was primarily attributable to the cancellation of unearned stock-based compensation for terminated employees, partially offset by stock-based compensation expense related to the granting of restricted stock during fiscal 2002.

As of December 31, 2002, approximately $249,000 of unearned stock-based compensation remains to be amortized.

Amortization of Goodwill. In accordance with SFAS No. 142, goodwill is no longer amortized as of April 1, 2002 but is periodically tested for impairment. Goodwill amortization expense of approximately $1.1 million for the nine months ended December 31, 2001 related to goodwill and purchased intangibles from our acquisition of MineShare. For additional information, see Note 3, Recent Accounting Pronouncements, in the Notes to Condensed Consolidated Financial Statements.

Amortization of Purchased Intangibles. Amortization of purchased intangibles consists of the amortization of purchased technology from our July 2000 acquisition of MineShare. Prior to the quarter-ended September 30, 2002 amortization of purchased intangibles was a component of research and development expense. These amounts have been reclassified to conform to the current period presentation. Amortization of purchased intangibles was $483,000 for the nine months ended December 31, 2002 and 2001.

As of December 31, 2002, approximately $375,000 of purchased intangibles remains to be amortized.

Other Income and (expense). Other income and (expense) decreased to ($115,000) for the nine months ended December 31, 2002 from $299,000 for the nine months ended December 31, 2001. The decrease is largely due to lower interest income on lower average cash and cash equivalents balances resulting from the use of cash to fund current operations, and lower prevailing interest rates.

Liquidity and Capital Resources

As of December 31, 2002 we had $24.1 million in cash, cash equivalents and short-term investments and $23.2 million of working capital. In addition, as of December 31, 2002, we had $1.1 million in restricted cash supporting letters of credit issued against certain contractual lease obligations.

Our operating activities generated $4.4 million of cash for the nine months ended December 31, 2002. The increase resulted from the net loss of $2.7 million, offset by non-cash items of $4.9 million, and changes in operating assets and liabilities that generated $2.2 million. Net cash used by operating activities was $5.9 million for the nine months ended December 31, 2001. The decrease resulted from the net loss of $16.4 million, offset by non-cash items of $8.5 million and changes in assets and liabilities that generated $2.0 million.

Our investing activities used approximately $2.8 million during the nine months ended December 31, 2002, which was attributable to acquisitions of property, plant and equipment of approximately $4.2 million, offset by maturities of investments in marketable securities of $1.4 million. Our investing activities used $1.4 million during the nine months ended December 31, 2001, which was attributable primarily to the acquisition of property and equipment supporting our data center infrastructure.

Our financing activities used approximately $1.7 million for the nine months ended December 31, 2002. The consumption was attributable primarily to payments on long-term debt and leases, partially offset by proceeds from the exercise of stock options and the purchase of shares through our employee stock purchase plan. Financing activities used approximately $1.3 million for the nine months ended December 31, 2001.

As of December 31, 2002 we had $24.1 million in cash, cash equivalents and short-term investments and $2.0 million in borrowings in the form of long-term debt, capital leases and a line of credit, payable in monthly installments through March 2004 with a weighted average interest rate of 14.3%.

We are committed to making cash payments in the future on three types of contracts: long-term debt, capital leases and non-cancelable operating leases. We have no off-balance sheet debt, excluding operating leases for facilities, or other unrecorded obligations and have not guaranteed the debt of any other party. We have a term loan that contains a cash covenant, which requires that we maintain a minimum of $11.5 million in unrestricted cash and cash equivalents. In the event that the covenant is violated the loan is immediately callable. As of December 31, 2002 there was $1.4 million outstanding under this loan agreement.

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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principals Board (“APB”) No.16, Business Combinations. The provisions of SFAS No.141 were adopted July 1, 2001. The most significant changes made by SFAS No.141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain.

SFAS No.142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and supersedes APB No.17, Intangible Assets. The most significant changes made by SFAS No. 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. Digital Impact will perform its annual impairment review in the fourth quarter of each fiscal year.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability.

The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material impact upon our financial position, cash flows or results of operations.

In November 2002, the (FASB) issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We believe that the adoption of this standard will have no material impact on our financial statements.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We believe that the adoption of this standard will have no material impact on our financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We believe that the adoption of this standard will have no material impact on our financial statements.

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

We may not be able to forecast our revenues accurately because our customers’ marketing budgets are difficult to predict and may fluctuate from period to period.

Our revenue and operating results depend upon the marketing budgets of our existing and new customers. These marketing budgets are difficult to predict and may vary from period to period as a result of factors that are beyond our control, including our customers’ marketing objectives for a particular period, the general state of the economy and our customers’ success in the marketplace. Consequently, we face difficulty in predicting the amount of revenues each client will generate in any particular quarter. As a result, our operating results are difficult to predict and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would likely decline.

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

The loss of a major client could harm our business. While only one client accounted for more than 10% of our revenues for the nine months ended December 31, 2002, the loss of this client or another major client could have a material adverse effect on our business and results of operations.

The online direct marketing industry is highly competitive, and if we are unable to compete effectively, the demand for, or the prices of, our services may decline.

The market for online direct marketing is highly competitive, rapidly evolving and experiencing rapid technological change. Intense competition may result in price reductions, reduced sales, gross margins and operating margins, and loss of market share. Our principal competitors include providers of online direct marketing solutions such as DoubleClick, Responsys, Cheetahmail, Bigfoot Interactive and Yesmail, as well as the in-house information technology departments of our existing and prospective clients.

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

If we fail to respond to changing customer preferences in our market, demand for our technology and services may decline, causing our revenues to suffer.

If we do not continue to develop new technology and services that keep pace with competitive developments, satisfy diverse and rapidly evolving customer requirements and achieve market acceptance, we might be unable to attract new customers and retain existing customers. The development of proprietary technology and service enhancements entails significant technical and business risks and requires substantial expenditures and lead-time. We might not be successful in marketing and supporting recently released versions of our technology and services on a timely or cost-effective basis. In addition, even if new technology and services are developed and released, they might not achieve market acceptance. We have experienced delays in releasing new or enhanced technology and services in the past and could experience similar delays in the future, which could cause us to lose customers.

If we do not attract and retain additional highly skilled personnel, we may be unable to execute our business strategy.

Our business depends on the continued technological innovation of our core products and services and our ability to provide comprehensive online direct marketing expertise. Our main offices are located in the San Francisco Bay Area and New York City, where competition for personnel with internet-related technology and marketing skills has traditionally been intense. In addition, we restructure our organization from time to time, including reductions in our workforce, to streamline operations and reduce costs. These measures may have unanticipated consequences, such as low morale, unexpected litigation and difficulty in future employee hiring and retention. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to successfully introduce new services or otherwise implement our business strategy. As a public company we face greater difficulty attracting and retaining personnel than we did as a private company.

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

We depend on the efficient and uninterrupted operations of our data center and hardware systems. Our data center and hardware systems are located in northern California, an area susceptible to earthquakes. Our data center and hardware systems are also vulnerable to damage from fire, floods, power loss, telecommunications failures, and similar events. If any of these events results in damage to our data center or systems, we may be unable to execute our clients’ online direct marketing campaigns until the damage is repaired, and may accordingly lose clients and revenues. In addition, subject to applicable insurance coverage, we may incur substantial costs in repairing any damage.

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

Our ability to successfully compete is substantially dependent upon our internally developed technology and intellectual property, which we protect through a combination of patent, copyright, trade secret and trademark law, and contractual obligations. We have one issued U.S. patent and have two U.S. patent applications pending. We have several registered U.S. trademarks and have several more applications pending in the U.S., Europe and Japan. We may not be able to protect our proprietary rights. Unauthorized parties may attempt to obtain and use our proprietary information. Policing unauthorized use of our proprietary information is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

Our business could be negatively impacted by new laws or regulations applicable to online direct marketing or the internet, the application of existing laws and regulations to online direct marketing or the internet or the application of new laws and regulations to our business as we expand into new jurisdictions. There is a growing body of laws and regulations applicable to access to, or commerce, on the internet. Moreover, the applicability to the internet of existing laws is uncertain and may take years to resolve. Due to the increasing popularity and use of the internet, it is likely that additional laws and regulations will be adopted covering issues such as privacy, pricing, content, copyrights, distribution, taxation, antitrust, characteristics and quality of services and consumer protection. The adoption of any additional laws or regulations may impair the growth of the internet or online direct marketing, which could, in turn, decrease the demand for our services and prohibit, limit or increase the cost of our doing business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the period from our inception through December 31, 2002, we provided our services to clients primarily in the United States. As a result, our financial results have not been directly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The majority of our sales are currently denominated in U.S. dollars. We have a subsidiary in the United Kingdom which has had minimal operations to date. As the operations of this subsidiary expand, our future operating results could be directly impacted by changes in foreign currency exchange rates or economic conditions in this region.

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay on outstanding debt instruments which are tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We plan to mitigate default risk by investing in high quality securities.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rules 13a-14 and 15d-14(c). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commissions’s rules and forms. b) Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Chief Executive’s and Chief Financial

Officer’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 2001, a series of putative securities class actions were filed in United States District Court for the Southern District of New York against certain investment bank underwriters for the Company’s initial public offering (“IPO”), the Company, and various of the Company’s officers and directors. The complaints, which have been consolidated under the caption In re Digital Impact, Inc. Initial Public Offering Securities Litigation, Civil Action No. 01-CV-4942, allege undisclosed and improper practices concerning the allocation of the Company’s IPO shares, in violation of the federal securities laws, and seek unspecified damages on behalf of persons who purchased the Company’s stock during the period from November 22, 1999 to December 6, 2000. The Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002, plaintiffs filed an amended complaint. Other actions have been filed making similar allegations regarding the IPOs of more than 300 other companies. All of these lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. Defendants in these cases filed omnibus motions to dismiss on common pleading issues. Oral argument on these omnibus motions to dismiss was held on November 1, 2002. The Company’s officers and directors have been dismissed without prejudice in this litigation. The Company believes it has meritorious defenses to the claims against it and will defend itself vigorously. In the opinion of management, after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our business, financial condition or results of operations, and hence no amounts have been accrued for these cases.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits

Number	Description

Exhibit 10.17 -	Amendment to Form of Retention Agreement with a Key Employee

Exhibit 10.18 -	Amendment to Form of Retention Agreement with a Key Employee

Exhibit 99.1 -	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

     b) Reports on Form 8-K

          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2003

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

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

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

Date	February 14, 2003

By	/S/ WILLIAM PARK

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

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

e)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

c)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

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

Date	February 14, 2003

By	/S/ DAVID OPPENHEIMER

David Oppenheimer Sr. Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

Exhibit 10.17 -	Amendment to Form of Retention Agreement with a Key Employee

Exhibit 10.18 -	Amendment to Form of Retention Agreement with a Key Employee

Exhibit 99.1 -	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002