Form 10-K
period 2003-03-31
DIGITAL IMPACT INC /DE/
filed 2003-06-12
CIK 1095105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

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

Yes ☒     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

      Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐     No ☒

      The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on September 30, 2002 as reported on the Nasdaq National Market, was approximately $25.0 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of June 6, 2003, the Registrant had outstanding approximately 31.6 million shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year, are incorporated by reference into Part III hereof.

FORM 10-K

ANNUAL REPORT
For the Year Ended March 31, 2003

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

      The IMPACT hosted application (“IMPACT”) forms the core of our online direct marketing solutions. Leveraging a scalable, hosted technology infrastructure, the IMPACT application facilitates many aspects of online direct marketing — including data management, marketing analytics, campaign management and message delivery. IMPACT is the first online direct marketing application built specifically for enterprise marketing teams to collaborate across departments, geographies and external agencies to quickly analyze, design, implement and execute complex targeted email marketing campaigns.

      Enterprise marketers face two major challenges in their email marketing programs: easily accessing and analyzing large quantities of cross-channel customer information, often stored in CRM databases, as well as coordinating the time-sensitive email campaign process across marketing groups, corporate divisions and outside agencies. IMPACT solves these problems by providing integrated marketing and analytics workflow and task management. IMPACT lets marketers control and accelerate the process of creating coordinated email marketing campaigns with collaboration among all stakeholders.

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

      Digital Impact is organized into two segments: Customer Marketing and Professional Services. The respective revenue and gross profit of each of these segments is detailed in Note 8 to the Consolidated Financial Statements.

Customer Marketing Solutions

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

Campaign Services

      Campaign Services provides marketers with an account team to efficiently execute their online direct marketing programs. Based upon a client’s guidance, the Campaign Services team targets, tests and executes email marketing campaigns utilizing the IMPACT hosted application. Clients maintain control and visibility over the entire process.

Program Services

      Program Services provides marketers with an expert team designed to proactively build and manage their online direct marketing programs around their email marketing goals. The Program Services team delivers insight, analysis and management to optimize the value of online customer relationships.

Professional Services

      Professional services can be utilized by clients to enhance marketing programs and improve results. Digital Impact offers services to fulfill online direct marketing needs in each of the following categories: Strategy, Analysis, Data Management, Solutions Engineering, Web Development, Creative Design and Customer Acquisition.

      Customer Acquisition is a full service marketing offering that enables clients to cost-effectively reach new prospects and drive online revenue by converting prospects into customers. Digital Impact helps clients achieve superior results by providing access to a rich base of prospect sources, negotiating competitive rates and optimizing campaigns to reach the highest value customers. Our Customer Acquisition clients receive full-service program management including strategic media plan development, comprehensive testing and results analysis.

Research and Development

      We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications incorporating that technology and maintaining the competitiveness of our product and service solutions. Digital Impact invests significant time and resources in creating a structured process for undertaking all product development. This process involves several functional groups at all levels within our organization and is designed to provide a framework for defining and addressing the activities required to bring product concepts and development projects to market successfully. For the fiscal year ended March 31, 2003 we spent $7.0 million on research and development activities.

Sales and Marketing

      We sell our products and services in the United States through a sales and marketing organization that consisted of 69 employees as of March 31, 2003. These employees are primarily located at our headquarters in

San Mateo, California and also in our office in New York City. We also maintain a sales and client services organization of 9 employees in London, England supporting the European region.

Clients

      Our clients consist of a diverse group of companies operating in many industries primarily throughout the United States, ranging from Fortune 500 to smaller corporations. For the year ended March 31, 2003, one customer, Hewlett Packard, accounted for more than 10% of our total revenues and outstanding receivables, representing 14% of total revenues and 18% of outstanding receivables at March 31, 2003.

Competition

      The market for online direct marketing services is highly competitive, evolves rapidly and experiences rapid technological change. We expect these market conditions to continue as the use of the Internet for direct marketing expands and because there are limited barriers to entry into our market.

      We believe that the factors on which we successfully compete include:

•	Breadth and quality of online direct marketing services

•	Technology-enhanced service offerings

•	Sophistication and reliability of technology

•	Speed of implementation of online direct marketing campaigns

•	Cost-effective online direct marketing solutions

•	Measurable results

•	Credibility of clients and their willingness to act as references

      Although we believe that our solutions currently compete favorably as to each of these factors, our market is relatively new and is evolving rapidly. We may not be able to maintain our competitive position against current and potential competitors.

      Our principal competitors include providers of online direct marketing solutions such as DoubleClick, Responsys, Cheetahmail, Bigfoot Interactive, eDialog and InfoUSA, as well as the in-house information technology departments of our existing and prospective clients.

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

Intellectual Property

      We rely upon a combination of patent, copyright, trade secret and trademark laws to protect our intellectual property. We currently have one issued U.S. patent and two U.S. patent applications pending.

      In addition, we have several registered U.S. trademarks and several more trademark applications pending in the U.S., Europe and Japan. Although we rely on patent, copyright, trade secret and trademark law to protect our technology, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. Others may develop technologies that are similar or superior to our technology and may receive and enforce patents on such technology.

Government Regulation

      Legislation has been enacted in several states restricting or regulating the sending of unsolicited commercial email. The federal government, foreign governments and several other state governments are considering, or have considered, similar legislation. Although the provisions of these current and contemplated laws vary, they generally limit or prohibit both the transmission of unsolicited commercial emails and the use of forged or fraudulent routing and header information. Some states, including California, require that unsolicited commercial emails include opt-out instructions and that senders of such emails honor any opt-out requests. We believe that our current suite of services are not affected by such legislation because the list management practices that we espouse to our clients are intended to prevent the sending of unsolicited commercial email. We cannot assure you that future legislation or the application of existing legislation will not harm our business.

Seasonality

      The traditional direct marketing industry has typically generated lower revenue during the summer months and higher revenue during the calendar year-end months. We believe our business is affected by similar revenue fluctuations, driven primarily by our retail clients, but we are unable to isolate and predict the magnitude of these effects.

Employees

      As of March 31, 2003, we had a total of 266 full-time employees. Of the total number of employees, 34 were engaged in research and development, 69 in sales, marketing and business development, 128 in account management, professional services, production and technical support and 35 in operations, finance, and administration.

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

Where You Can Find More Information

      Our principal executive offices are located at 177 Bovet Road, San Mateo, California 94402, and our telephone number at this address is (650) 356-3400. You may request a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, at no cost, by writing or telephoning us at our address above (Attention: Investor Relations). Our SEC filings are also available to the public from the SEC’s web site at http://www.sec.gov. Our Internet address is http://www.digitalimpact.com. The information on our web site is not incorporated by reference into this report.

Executive Officers

      The following table sets forth certain information regarding the executive officers of the Company as of June 6, 2003:

Name	Age	Position

William Park	35	President, Chief Executive Officer and Chairman of the Board of Directors
Gerardo Capiel	34	Chief Technology Officer and Director
Kevin Johnson	38	Senior Vice President, Products and Marketing
David Oppenheimer	46	Senior Vice President, Finance, Chief Financial Officer and Treasurer
John Ouren	33	Senior Vice President, World Wide Field Operations
Hans Peter Brondmo	40	Senior Vice President, Corporate Development and Strategy

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

      Kevin Johnson has served as our Senior Vice President, Products and Marketing since February 2003, and as Senior Vice President, Client Services from December 2001 to January 2003. Prior to joining Digital Impact, Mr. Johnson was the Senior Vice President of Client Services at Netcentives, a leading provider of relationship marketing technology and services. Mr. Johnson managed all aspects of Netcentives’ email marketing group (formerly Post Communications). Prior to his tenure at Netcentives, Mr. Johnson co-founded and served as CEO of Passporta.com, an e-commerce business providing hard-to-find local specialties from around the world. Before founding Passporta.com, he spent five years with the Boston Consulting Group, where he provided strategic and operating expertise to leading multinational companies. Mr. Johnson holds a B.A. from the University of California, Berkeley and an M.B.A. from Stanford University.

      David Oppenheimer has served as our Senior Vice President, Finance, Chief Financial Officer and Treasurer since July 1999. From November 1997 to July 1999, Mr. Oppenheimer was Vice President, Finance for Autodesk, Inc., a supplier of design and visual effect software. From January 1995 to November 1997, Mr. Oppenheimer held several positions with Honeywell, Inc, formerly AlliedSignal, Inc., an advanced technology and manufacturing company, including Chief Financial Officer of AlliedSignal Electronic Materials, Vice President of Finance for AlliedSignal Aerospace Services and Controller of AlliedSignal Engines. From August 1985 to January 1995, Mr. Oppenheimer was employed by United Airlines, most recently as Division Controller. Mr. Oppenheimer holds a B.S. in mechanical engineering from State University of New York, Buffalo and an M.B.A. from the University of California, Berkeley.

      John Ouren has served as our Senior Vice President, World Wide Field Operations since February 2003, as Senior Vice President, Professional Services from April 2002 to January 2003, our Senior Vice President of Worldwide Sales from March 2001 to April 2002, Vice President of Professional Services from September 2000 to February 2001 and Director of Strategic and Analytic Services from November 1999 to August 2000. Prior to joining Digital Impact, Mr. Ouren served as an engagement manager in the Silicon Valley office of McKinsey and Company, where he led the company’s Electronic Commerce Special Initiative and Financial

Institutions Group. Mr. Ouren holds a B.S. in electrical engineering from the University of Texas and an M.B.A. from Stanford University.

      Hans Peter Brondmo has served as our Senior Vice President, Corporate Development and Strategy since February 2003 and as Digital Impact Fellow from November 2001 to January 2003. Prior to joining Digital Impact, Mr. Brondmo founded and served as CEO and chairman of email marketing pioneer Post Communications, (now YesMail). Brondmo has founded three high-tech companies and has also held various positions with Avid Technology, Apple Computer, CERN (the Center for European Nuclear Research) and McKinsey & Co. Mr. Brondmo holds a B.S. in computer science and performed his graduate studies at the Media Laboratory and in the Technology and Policy Program all at the Massachusetts Institute of Technology.

Item 2.	Properties

      Our principal executive offices are located in San Mateo, California, where we lease approximately 36,000 square feet under three leases that expire in dates ranging from 2005 to 2007. Digital Impact also leases office space in New York City and London for local sales and client service personnel, and Santa Monica, California for research and development staff. Our Cupertino facility is not occupied and is available for sublease.

      A summary of our significant leased office facilities is as follows:

	Approximate Number of	Expiration of
Location	Square Feet Leased(1)	Lease

San Mateo, California (headquarters)	36,000	March 2007
New York, New York	12,000	August 2008
Cupertino, California	10,000	March 2004
Santa Monica, California	13,000	December 2003
London, England	1,000	August 2003

(1)	We currently occupy approximately 32,000 square feet of our San Mateo facility, approximately 6,000 square feet of our New York facility, 4,200 square feet of our Santa Monica facility and 1,000 square feet of our London facility. We do not occupy the Cupertino facility. We are currently pursuing several options with respect to unused space in our New York facility and our Cupertino facility, including subletting all or a portion of the vacant space in the facilities. As of March 31, 2003 the remaining obligations under the San Mateo, New York and Cupertino leases are approximately $6.7 million, $2.7 million and $338,000, respectively.

      We are continually evaluating our facilities requirements. Periodically, we evaluate the expenses likely to be incurred for our facilities, and where appropriate, have exited facilities and taken restructuring charges with respect to these expenses. We cannot assure you that there will not be additional restructuring charges recognized with respect to our excess or idle facilities.

Item 3. Legal Proceedings

      In June 2001, a series of putative securities class actions were filed in United States District Court for the Southern District of New York against certain investment bank underwriters for the Company’s initial public offering (“IPO”), the Company, and various of the Company’s officers and directors. The complaints have been consolidated under the caption Digital Impact, Inc., Initial Public Offering Securities Litigation, Civil Action No. 01-CV-4942. The complaints allege, among other things, that undisclosed and improper practices concerning the allocation of the Company’s IPO shares, violated the federal securities laws, and seek unspecified damages on behalf of persons who purchased the Company’s stock during the period from November 22, 1999 to December 6, 2000. Other actions have been filed in New York making similar allegations regarding the IPOs of more than 300 other companies. All of these lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. Each of these companies, including Digital Impact, filed a motion to dismiss the complaints in the Southern District of

New York in July 2002. In October 2002, the complaints against the individual current and former directors and officers were dismissed without prejudice. In February 2003, the motion to dismiss was denied in part and granted in part. The court did not dismiss any claims against Digital Impact. However, the Company believes it has meritorious defenses to the claims against it and will defend itself vigorously. In the opinion of management, after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our business, financial condition or results of operations, and hence no amounts have been accrued for these cases.

      On February 28, 2003, a related case, captioned Liu v. Credit Suisse First Boston, et al., Case No. 03-20459, was filed in the United States District Court for the Southern District of Florida. The complaint names as defendants over forty companies and their respective directors and officers, including Digital Impact and two of its officers. The Liu plaintiff is not alleged to have bought or sold Digital Impact stock. The Company anticipates that this new case will be transferred to the United States District Court for the Southern District of New York and coordinated with the existing IPO-related litigation, discussed above.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

      Our common stock has been quoted on the Nasdaq National Market under the symbol DIGI since our initial public offering on November 23, 1999. The following table sets forth, for the periods indicated, the high and low sales prices per share of common stock as reported on the Nasdaq National Market.

	High	Low

Fiscal Year 2002:
First quarter (from 4/01/01 – 6/30/01)	$2.10	$1.10
Second quarter	1.60	0.69
Third quarter	1.50	0.64
Fourth quarter	3.71	1.47
Fiscal Year 2003:
First quarter (from 4/01/02 – 6/30/02)	$3.25	$1.53
Second quarter	1.90	1.25
Third Quarter	2.03	1.23
Fourth Quarter	2.01	1.26

      On March 31, 2003, the last sale price of our common stock reported by the Nasdaq National Market was $1.48 per share. On June 6, 2003 the last sale price of our common stock reported by the Nasdaq National Market was $1.75 per share. As of June 6, 2003, the approximate number of common stockholders of record was approximately 3,300.

      Digital Impact has never declared or paid any cash dividends on its capital stock. Digital Impact currently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Furthermore, our credit agreements place restrictions on our ability to pay dividends.

     (b) Unregistered Sales of Equity Securities.

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

     (c) Equity compensation plans

      We maintain the 1998 Stock Plan (the employee plan), the 1999 Director Equity Plan (the director plan) and the 1999 Employee Stock Purchase Plan (the ESPP), pursuant to which we may grant equity awards to eligible persons. The following table sets forth aggregate information regarding the shares of our common stock that may be issued under these plans as of March 31, 2003.

Number of Securities Remaining
Available for Future Issuance
		Weighted-Average	Under Equity Compensation
	Number of Securities to be	Exercise Price of	Plans (Excluding Securities to
	Issued Upon Exercise of	Outstanding	be Issued Upon Exercise of
Plan Category	Outstanding Options	Options	Outstanding Options)

Equity compensation plans approved by stockholders	7,875,622	$2.56	5,273,588(1	)(2)
Equity compensation plans not approved by stockholders	Not applicable(3)(4)

(1)	The employee plan incorporates an evergreen formula pursuant to which on January 1 of each year, the aggregate number of shares reserved for issuance under the plan will increase by a number of shares equal to the lesser of 1,500,000 shares, 5% of our outstanding shares or an amount determined by our board of directors. The director plan incorporates an evergreen formula pursuant to which on January 1 of each year, the aggregate number of shares reserved for issuance under the plan will increase by a number of shares equal to the lesser of 250,000 shares or an amount determined by our board of directors. The ESPP incorporates an evergreen formula pursuant to which on September 16 of each year, the aggregate number of shares reserved for issuance under the plan will increase by a number of shares equal to the lesser of 700,000 shares, 2% of our outstanding shares or an amount determined by our board of directors.

(2)	Of these shares, 3,484,157 shares remain available for grant under the employee plan, 1,210,000 shares remain available for grant under the director plan and 579,431 shares remain available for purchase under the ESPP.

(3)	In our acquisition of MineShare, Inc. in July 2000, we assumed options to purchase common stock under the MineShare, Inc. 1997 Stock Plan. As of March 31, 2003, options to purchase 59,165 shares of our common stock were outstanding under this plan having a weighted average exercise price of $3.57 per share. No further awards will be made under this plan. Statistics regarding the assumed options are not included in the table above.

(4)	All of our equity compensation plans under which we may grant awards have been approved by our stockholders.

Item 6. Selected Consolidated Financial Data

      The selected consolidated financial data set forth below with respect to Digital Impact’s Consolidated Statement of Operations for each of the years ended March 31, 2003, 2002 and 2001 and with respect to Digital Impact’s consolidated balance sheets as of March 31, 2003 and 2002 have been derived from the audited financial statements which are included elsewhere herein. The selected consolidated data set forth with respect to Digital Impact’s Consolidated Statement of Operations for each of the periods ended March 31, 2000 and 1999 and with respect to Digital Impact’s consolidated balance sheet as of March 31, 2001, 2000, and 1999 are derived from the audited financial statements of Digital Impact which are not included herein. The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the notes to those statements included elsewhere herein.

	Fiscal year ended March 31,

	2003		2002		2001		2000	1999

Statement of Operations Data
Revenues	$44,010		$39,038		$40,153		$12,991	$1,307
Gross profit	25,805		21,045		22,317		6,813	633
Loss from operations	(3,767	)(1)	(19,975	)(2)	(59,763	)(3)	(23,130)	(3,311)
Net loss	(3,974	)(1)	(19,678	)(2)	(56,731	)(3)	(21,653)	(3,240)
Net loss per common share — basic and diluted	$(0.13	)(1)	$(0.70	)(2)	$(2.33	)(3)	$(2.28)	$(2.86)
Weighted average shares used in basic and diluted per share calculation	30,290		27,960		24,350		9,510	1,133

	March 31,

	2003	2002	2001	2000	1999

Balance Sheet Data
Cash, cash equivalents and short-term investments	$23,767	$25,588	$35,038	$68,073	$2,864
Total assets	46,017	49,633	69,019	81,102	6,314
Long-term debt and capital lease obligations	—	1,324	2,653	726	691
Stockholders’ equity	36,455	38,889	55,555	73,530	4,370

(1)	Loss from operations, net loss and net loss per common share include restructuring charges of $496,000 and write-off of fixed assets of $50,000.

(2)	Loss from operations, net loss and net loss per common share include a restructuring charge of $1.2 million and a fixed asset write-off of $0.6 million

(3)	Loss from operations and net loss per common share include a goodwill impairment charge of $19.0 million and the write-off of acquired in-process research and development and fixed assets of $4.6 million

QUARTERLY RESULTS OF OPERATIONS

      The following table sets forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended March 31, 2003. This information is unaudited, but in the opinion of management, it has been prepared on substantially the same basis as the audited Consolidated Financial Statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operation. The consolidated quarterly data should be read in conjunction with our audited Consolidated

Financial Statements and the notes to such statements appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

					Weighted Average	Basic and Diluted
		Gross	Loss From		Common Shares —	Net Loss per
Fiscal Quarter Ended	Revenues	Profit	Operations	Net Loss	Basic and Diluted	Common Share

	(In thousands, except per share data)
2003
June 30	$10,518	$6,165	$(1,139)	$(1,193)	29,640	$(0.04)
September 30	11,128	6,626	(1,145)	(1,163)	29,990	(0.04)
December 31	11,490	6,954	(254)	(297)	30,510	(0.01)
March 31	10,874	6,060	(1,229)	(1,321)	31,010	(0.04)
2002
June 30	$10,006	$5,446	$(6,799)	$(6,615)	26,930	$(0.25)
September 30	8,420	4,208	(6,692)	(6,551)	27,610	(0.24)
December 31	10,329	5,489	(3,181)	(3,207)	28,340	(0.11)
March 31	10,283	5,902	(3,303)	(3,305)	28,960	(0.11)

      In the fourth quarter of fiscal 2003, Digital Impact recorded restructuring charges and write-off of fixed assets totaling $546,000. The charge was primarily related to closure of our Cupertino facility and severance payments related to the involuntary termination of 18 employees. (See Note 7 to the Consolidated Financial Statements.)

      In the fourth quarter of fiscal 2002, Digital Impact recorded a restructuring charge of $1.2 million. The components of the charge included the involuntary termination of 24 employees, the consolidation of leased office space in Cupertino, CA, and the write-off of related fixed assets. (See Note 7 to the Consolidated Financial Statements.) Also in the fourth quarter of 2002, Digital Impact realized a loss of approximately $600,000 related to the disposal of fixed assets.

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

      You should read the following discussion of our financial condition and results of operations in conjunction with our Consolidated Financial Statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of factors including those discussed in “Risk Factors,” starting on page 23. Any forward-looking statements speak only as of the date such statements are made.

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

      In July 2000, we completed an acquisition of MineShare, Inc. (“MineShare”), a customer intelligence and analysis company based in Santa Monica, California, under which MineShare became our wholly owned subsidiary. The transaction was accounted for using the purchase method of accounting. The purchase price was approximately $31.9 million. In connection with the acquisition, we recorded goodwill and intangible assets of approximately $30.9 million, which we are amortizing over a period of three years. During the quarter ended March 31, 2001, we performed an impairment assessment of the identified intangibles and goodwill recorded in connection with the acquisition of MineShare. As a result of our review, we recorded an impairment charge of $19.0 million relating to goodwill. In accordance with SFAS No. 142, goodwill will be and has been reviewed annually for impairment.

      On January 22, 2003, the audit committee of the board of directors approved the use of our auditors, PricewaterhouseCoopers LLP, for certain tax planning services and other non-audit services.

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

      As of March 31, 2003 the Company had 266 full-time employees.

Critical Accounting Policies and Estimates

      Digital Impact’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, management evaluates its estimates, including those related to the allowance for doubtful accounts, intangible assets, restructuring costs and contingencies and litigation. Management bases its estimates on historical experience and various factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Management believes that the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	revenue recognition;

•	restructuring charges;

•	accounting for internal-use software;

•	estimating valuation allowances, specifically the allowance for doubtful accounts;

•	valuation of long-lived assets and goodwill; and

•	accounting for stock-based compensation.

      Revenue recognition. We generate revenue from the sale of solutions that enable businesses to proactively communicate with their customers online.

      Digital Impact applies the provisions of Staff Accounting Bulletin 101 “Revenue Recognition” and recognizes revenue when persuasive evidence of an agreement exists, the service has been delivered, the fee is fixed or determinable and collection of the resulting receivables is reasonably assured. Customer marketing revenues are recognized on delivery of the campaigns. Revenues attributable to one-time set-up fees for service initiation are deferred and recognized ratably over the term of the client’s service agreement, typically twelve months. Customer Acquisition revenues are derived primarily from programs that assist clients in growing their email lists through the use of third party list rentals. Customer Acquisition programs fall into two general categories: List Rental programs and ProspectNet programs. List Rental programs involve the execution and delivery of email campaigns to a defined number of individuals provided by a third party list rental or email address matching service. ProspectNet programs involve the strategic placement of a Digital

Impact client offer on a third party site for the purpose of generating new opt-in email addresses for the client. Digital Impact contracts with third party providers to deliver secure names of individuals who opt-in to join the client’s email list. Digital Impact is obligated to make payments to third parties for the cost of services associated with the execution of List Rental and ProspectNet programs. Digital Impact accounts for revenues and costs associated with Customer Acquisition programs in accordance with Emerging Issues Task Force Issue No. 99-19 (EITF 99-19,) “Reporting Revenue Gross as a Principal versus Net as an Agent.” The cost of Customer Acquisition campaigns are estimated using Company records of outstanding purchase commitments when final vendor invoices have not been received. The cost of Customer Acquisition campaigns are recognized in the period that the programs are executed and are netted against program revenue.

      Digital Impact recognizes revenue net of third party costs because the majority of client and supplier contracts have the following characteristics: the supplier, not the Company, is the primary obligor in the arrangement, the Company has limited latitude in establishing the price charged to the client, the Company’s credit risk is sometimes mitigated by receiving prepayment or reduced credit terms from its clients before ordering from the supplier, the Company does not maintain any inventory related to Customer Acquisition programs, the Company does not make changes to any data acquired from the supplier, and the client approves the supplier selection and the service specifications.

      Digital Impact provides other complementary services to clients, such as strategy, solutions engineering, web-page development, creative design and data analytics. These services are typically billed on an hourly rate. The revenue for engagements that support the delivery of future products and services, such as custom solutions, is deferred at the time of delivery and recognized pro-rata over the future periods of usage. The period over which the revenue is recognized varies, generally between one and twelve months, depending on the term of the contract or the estimated period of usage. Management uses its best estimates to determine the appropriate period for revenue deferral.

      We assess probability of collection based on a number of factors, including our past transaction history with the customer and the credit-worthiness of the customer. New customers and certain existing customers are subject to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay according to the original terms of the arrangement. Based on our review process, if it is determined from the outset or during the term of an arrangement that collection of the resulting receivable is not reasonably assured, then revenue is recognized on a cash-collected basis.

      Restructuring charges. Digital Impact’s restructuring reserve is related to our facilities in Cupertino. In calculating the restructuring charge we consulted with a third party real estate firm to determine reasonable estimates of future sublease income for our idle space, and to determine the time necessary to identify sublessees. The analysis was performed based on the current real estate market in the Silicon Valley area. Digital Impact’s restructuring charge related to future lease commitments is based on a review of this information. Should market conditions change this information may be updated.

      Accounting for internal-use software. We account for internal-use software in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Internal-use software costs, including any fees paid to third parties to implement the software, are capitalized beginning when we have determined various factors are present, including among others, that the technology exists to achieve the performance requirements, we have made a decision as to whether we will purchase the software or develop it internally and we have authorized funding for the project. Capitalization of software costs ceases when the software implementation is substantially complete and is ready for its intended use, and the capitalized costs are amortized over the software’s estimated useful life (generally one to two years) using the straight-line method. The estimated useful life is based on technical and marketing management judgment as to the product or feature life cycle. As of March 31, 2003, we had $84,000 of capitalized internal-use software costs, all of which has been subject to amortization based upon deployment dates of the related projects.

      When events or circumstances indicate the carrying value of internal use software might not be recoverable, we assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, if it is no longer probable that computer software being developed will be placed in service, the asset will be adjusted to the lower of its carrying value or fair value, if any, less direct selling costs. Any such adjustment would result in an expense in the period recorded, which could have a material adverse effect on our Consolidated Statement of Operations. Based on our assessment as of March 31, 2003, we determined that no such impairment of internal-use software existed.

      Allowance for doubtful accounts. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Specifically, management must make estimates of the uncollectable portion of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debt experience, customer account disputes, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $7.9 million, net of allowance for doubtful accounts of $345,000, as of March 31, 2003.

      Valuation of long-lived assets and goodwill. We assess the impairment of identified intangibles, long-lived assets and goodwill annually and whenever events or a change in circumstances indicate the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

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

      When we determine that the carrying value of intangible assets, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any potential impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and goodwill amounted to $11.1 million as of March 31, 2003.

Accounting for Stock-Based Compensation

      The Company accounts for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). Under the intrinsic value method, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s Consolidated Statement of Operations. We believe this method is appropriate for the Company because it avoids the volatility of other expense methods which determine stock compensation expense typically by using the Black-Scholes option pricing model which was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require input of highly subjective assumptions including the expected stock price volatility.

      We have currently elected to apply the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations in accounting for its stock option plans.

Results of Operations

      The following table sets forth, as a percentage of revenues, statement of operations data for the periods indicated. These operating results are not necessarily indicative of results for any future periods.

	Year Ended March 31,

	2003		2002		2001

	(In thousands except percentage amounts)
Consolidated Statements of Operations Data:
Net revenues	$44,010	100.0%	$39,038	100.0%	$40,153	100.0%
Cost of revenues	18,205	41.4	17,993	46.1	17,836	44.4

Gross profit	25,805	58.6	21,045	53.9	22,317	55.6

Research and development	7,042	16.0	10,573	27.1	17,163	42.7
Sales and marketing	13,758	31.3	15,612	40.0	18,146	45.2
General and administrative	7,196	16.4	8,548	21.9	11,301	28.1
Stock-based compensation	386	0.8	2,319	5.9	5,049	12.6
Amortization of goodwill	—	0.0	1,500	3.8	6,429	16.0
Amortization of purchased intangibles	644	1.5	644	1.7	429	1.1
Goodwill impairment charge	—	—	—	—	19,000	47.3
Write-off of acquired in-process research and development	—	—	—	—	4,563	11.4
Restructuring charges and write-off of fixed assets	546	1.2	1,824	4.7	—	—

Total operating expenses	29,572	67.2	41,020	105.1	82,080	204.4

Loss from operations	(3,767)	(8.6)	(19,975)	(51.2)	(59,763)	(148.8)
Other income and (expense)	(207)	(0.4)	297	0.8	3,032	7.5

Net loss	$(3,974)	(9.0)%	$(19,678)	(50.4)%	$(56,731)	(141.3)%

COMPARISON OF THE YEARS ENDED MARCH 31, 2003 AND 2002

Revenues

      Our Customer Marketing business provides clients with comprehensive solutions for creating and executing online direct marketing programs. Our solutions are designed to enable marketers to drive revenue and deepen customer relationships with a comprehensive process that includes: collecting and managing customer information, analyzing the information to determine ideal segments and offers, and delivering highly relevant, individualized email messages. Customer Marketing represented 72% and 74% of revenue in fiscal 2003 and 2002, respectively.

      The Professional Services group provides expertise to enhance marketing programs and improve results. Digital Impact offers clients services in each of the following categories: Strategy, Analysis, Data Management, Solutions Engineering, Web Development, Creative and Customer Acquisition. Professional Services represented 28% and 26% of revenue in fiscal 2003 and 2002, respectively.

      Total revenues increased by 13% to $44.0 million for the fiscal year ended March 31, 2003 from $39.0 million for the fiscal year ended March 31, 2002. The increase was primarily the result of growth in the client base and email volume.

      The increase in the average number of clients from fiscal 2002 to fiscal 2003 is primarily the result of retaining most existing clients and the addition of new mid-cap and Fortune 1000 clients. The higher email volume for the twelve months ended March 31, 2003 over the twelve months ended March 31, 2002 was partially offset by an erosion in pricing over the twelve-month period. Revenue generated by Customer

Marketing activities increased 9% for the twelve months ended March 31, 2003 over the twelve months ended March 31, 2002 and represented 72% of net revenues. Revenue generated by Professional Services increased 22% for the twelve months ended March 31, 2003 over the twelve months ended March 31, 2002 and represented 28% of net revenues.

Cost of Revenue

      Cost of revenue consists primarily of expenses relating to the delivery of online direct marketing services, including personnel costs of our services staff, the amortization of equipment, purchased and licensed technology, and data center expenses.

      Total cost of revenues increased 1% to $18.2 million for the fiscal year ended March 31, 2003 from $18.0 million for the fiscal year ended March 31, 2002.

      The increase in cost of revenue was primarily related to an increase in equipment depreciation of $690,000, as a result of our investments in our data center infrastructure and a $380,000 increase in personnel costs, offset by lower costs for consultants of $485,000, resulting from reductions in outside staffing in our services and operations staff, and a $475,000 reduction in data center rent resulting from lower negotiated rates. Amortization of capitalized software development costs was $177,000 and $0 for the fiscal year ended March 31, 2003 and 2002, respectively.

      Gross margin increased to 59% for the fiscal year 2003 from 54% for fiscal 2002. The increase was largely due to efforts to control expenses while revenue grew by 13%.

      Gross margins for Customer Marketing were 63% and 58% for the twelve months ended March 31, 2003 and 2002, respectively. The rise in gross margin was driven by personnel efficiencies and lower data center rent, offset by higher depreciation expense resulting from investments in our data center infrastructure.

      Gross margins for Professional Services were 48% and 43% for the twelve months ended March 31, 2003 and 2002, respectively. The increase in gross margins is the result of higher utilization rates for our Professional Service personnel, as revenue grew 22% and costs increased 11%.

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

      Total operating expenses also include non-cash expenses related to stock-based compensation, amortization of purchased intangibles, goodwill impairment charges, write-off of acquired in-process research and development and restructuring charges and write-off of fixed assets.

      Research and development. Research and development expenses consist primarily of personnel and related costs, consultants and outside contractor costs, and software and hardware maintenance costs for our development efforts. Research and development expense decreased by 33% to $7.0 million for the year ended March 31, 2003 from $10.6 million for year ended March 31, 2002. The decrease was mainly attributable to reductions in personnel costs of $3.7 million, resulting from a 27 person reduction in headcount related to restructuring activities and completion of our IMPACT product, and a $256,000 reduction in outside consulting expense related to efforts to control costs and meet development needs with internal personnel, offset by a $400,000 increase in depreciation and the amortization of software maintenance contracts. We capitalized $84,000 and $120,000 for internally developed software for the fiscal years ended March 31, 2003 and March 31, 2002, respectively. We expect research and development expense to decrease in absolute dollars and as a percentage of revenue for the next fiscal year. Research and development expense is substantially dependent on the level of development activity and related staffing.

      Sales and marketing. Sales and marketing expenses consist of personnel and related costs for our direct sales force and marketing staff, and marketing programs, which include trade shows, advertisements, promotional activities and media events. Sales and marketing expense decreased by 12% to $13.8 million for the fiscal year ended March 31, 2003 from $15.6 million for the year ended March 31, 2002. The decrease was mainly attributable to a $1.2 million reduction in personnel costs associated with restructuring activities, a $360,000 reduction in marketing expenses, and a $260,000 reduction in recruiting expenses. We expect sales and marketing expense to decrease in absolute dollars and as a percentage of revenue for the next fiscal year largely as a result of cost reductions in fiscal 2003. Sales and marketing expense can vary as a result of our expectations of future sales growth. If sales growth were to exceed expectations, sales and marketing expense may increase in line with revenue growth.

      General and administrative. General and administrative expenses consist primarily of personnel and related costs for general corporate purposes, including information services, finance, accounting, human resources, facilities and legal. General and administrative expenses decreased by 16% to $7.2 million for the year ended March 31, 2003 from $8.5 million for the year ended March 31, 2002. The decrease was primarily due to decreased personnel costs of $200,000 related to an 8% decline in headcount, a $540,000 decrease in bad debt expense, a $400,000 reduction in outside consulting expense and a $100,000 decline in travel and entertainment expense. For the next fiscal year, we expect general and administrative expenses to increase slightly in absolute dollars and to decline as a percentage of revenue.

      Stock-based compensation. In connection with the granting of stock options and restricted stock to our employees and the assumption of options related to the acquisition of MineShare, we recorded unearned stock-based compensation totaling approximately $17.4 million, net of forfeitures, from fiscal 1999 through March 31, 2003. This amount represents the total difference between the exercise prices of the stock options or the purchase price of the restricted stock and the deemed fair market value of the underlying common stock for accounting purposes on the date granted. This amount is included as a component of stockholders’ equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options or restricted stock, consistent with the methods described in FASB Interpretation No. 28.

      Stock-based compensation, a non-cash expense, decreased 83% to $386,000 for the year ended March 31, 2003 from $2.3 million for the year ended March 31, 2002. The decline was primarily due to our use of the accelerated method of amortization for our employee stock-based compensation arrangements plus the reversal of balances of unamortized stock-based compensation as a result of employee terminations.

      As of March 31, 2003, approximately $125,000 of total unearned deferred stock-based compensation remains to be amortized in fiscal 2004.

      Amortization of goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized as of April 1, 2002 but is periodically tested for impairment. Goodwill amortization expense was approximately $1.5 million for the twelve months ended March 31, 2002.

      Amortization of purchased intangibles. Amortization of purchased intangibles consists of the amortization of purchased technology from our July 2000 acquisition of MineShare. Prior to the quarter ended September 30, 2002, amortization of purchased intangibles was a component of research and development expense. These amounts have been reclassified to conform to the current period presentation. Amortization of purchased intangibles was $644,000 for the twelve months ended March 31, 2003 and 2002.

      Restructuring charge, write-off of fixed assets. In the fourth fiscal quarter of 2003, the Company initiated a cost reduction program that resulted in the involuntary termination of 18 employees and the closure of our Cupertino facility. The Company recorded a charge of $546,000 to operations during the fourth fiscal quarter. The charge related to payments for severance of approximately $131,000, the accrual for future lease payments of our Cupertino office of approximately $365,000, net of estimated sublease income of zero and the write-off of fixed assets of $50,000.

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

      Other income and (expense). Other income and (expense) decreased to ($207,000) for the fiscal year ended March 31, 2003 from $297,000 for the fiscal year ended March 31, 2002. Other expenses relate primarily to interest paid on long-term debt. Other income relates to interest income on cash, cash equivalents and short-term investments. The decrease in other income and (expense) was largely due to lower interest income on lower average cash and cash equivalents balances resulting from the use of cash to fund current operations, and lower prevailing interest rates.

      Income taxes. No provision for federal and state income taxes was recorded as we incurred net operating losses from inception through March 31, 2003. Due to the uncertainty regarding the ultimate utilization of the net operating loss carryforwards, we have not recorded any benefit for losses and a valuation allowance has been recorded for the entire amount of the net deferred tax asset. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. If we should have an ownership change, as defined for tax purposes, utilization of the carryforwards could be restricted. In addition, sales of our stock, including shares sold in the initial public offering, may further restrict our ability to utilize our net operating loss carryforwards.

COMPARISON OF THE YEARS ENDED MARCH 31, 2002 AND 2001

Revenues

      Total revenues decreased by 3% to $39.0 million for the fiscal year ended March 31, 2002 from $40.2 million for the fiscal year ended March 31, 2001, primarily as a result of the factors listed below.

      The number of clients declined slightly from March 31, 2001 to March 31, 2002. This decline in clients was primarily the result of a loss of dot-com customers as their businesses failed and they ceased operations. This decline was partially offset by client additions among mid-cap and Fortune 1000 companies. The volume of emails delivered during fiscal 2002 was essentially equal to the prior year, and we experienced slight erosion in pricing.

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

Operating Expenses

      Research and development. Research and development expenses consist primarily of personnel and related costs, consultants and outside contractor costs, and software and hardware maintenance costs for our development efforts. Historically, most research and development costs have been expensed as incurred. Research and development expense decreased by 38% to $10.6 million for the year ended March 31, 2002 from $17.2 million for year ended March 31, 2001. The decrease was mainly attributable to reductions in personnel costs of $3.0 million resulting from a 44 person reduction in headcount related to restructuring activities and completion of the development of our IMPACT product, a $2.5 million reduction in outside consulting expense related to efforts to meet development needs with internal personnel and a $500,000 reduction in recruiting expense.

      Sales and marketing. Sales and marketing expenses consist of personnel and related costs for our direct sales force and marketing staff, and marketing programs, which include trade shows, advertisements, promotional activities and media events. Sales and marketing expense decreased by 14% to $15.6 million for the fiscal year ended March 31, 2002 from $18.1 million for the year ended March 31, 2001. The decrease was mainly attributable to a $2.6 million reduction in personnel costs associated with restructuring activities.

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

      Stock-based compensation, a non-cash expense, decreased 54% to $2.3 million for the year ended March 31, 2002 from $5.0 million for the year ended March 31, 2001. The decline was primarily attributable to the cancellation of unearned stock-based compensation for terminated employees during fiscal 2002, offset by stock-based compensation expense related to the granting of restricted stock during fiscal 2002.

      As of March 31, 2002, approximately $1.2 million of total unearned deferred stock-based compensation remained to be amortized.

      Amortization of goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized as of April 1, 2002 but is periodically tested for impairment. Goodwill amortization expense was approximately $1.5 million for the twelve months ended March 31, 2002, compared to $6.4 million for the fiscal year ended March 31, 2001. The decrease was due to a $19.0 million goodwill impairment that was recorded in the fourth quarter of fiscal 2001. The goodwill and purchased intangibles relate to the July 31, 2000 acquisition of MineShare and are being amortized over three years.

      Amortization of purchased intangibles. Amortization of purchased intangibles consists of the amortization of purchased technology from our July 2000 acquisition of MineShare. Prior to the quarter-ended September 30, 2002 amortization of purchased intangibles was a component of research and development expense. These amounts have been reclassified to conform to the current period presentation. Amortization of purchased intangibles was $644,000 for the twelve months ended March 31, 2002 and $429,000 for the twelve months ended March 31, 2001.

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

      Write-off of acquired in-process research and development. During the year ended March 31, 2001 we incurred $4.4 million of acquired in-process research and development expense associated with our acquisition of MineShare. The amount allocated to intangibles was determined based on an appraisal completed by an independent third party using established valuation techniques. The in-process technology percentage of completion was estimated to be 65%. The value of this in-process technology was determined by estimating the costs to develop the purchased in-process technology into a commercially viable product, estimating the resulting net cash flows from the sale of the product resulting from the completion of the in-process technology and discounting the net cash flows back to their present value. The purchased in-process technology was expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed.

      Restructuring charges and write-off of fixed assets. For the year ended March 31, 2002, we incurred restructuring charges of approximately $1.2 million primarily related to exit costs associated with certain excess leased facilities, asset impairments and reductions in our workforce. The restructuring charge included $434,000 for assets disposed of or removed from operations. Assets disposed of or removed from operations consisted primarily of leasehold improvements, computer equipment and related software, office equipment and furniture and fixtures. These assets were utilized by terminated employees or related to facilities no longer in use.

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

      During the fiscal years ended March 31, 2002 and 2001 we recorded a $600,000 and $131,000 loss related to the write-off of fixed assets, respectively.

      Other income and (expense). Other income and (expense) decreased to $297,000 for the fiscal year ended March 31, 2002 from $3.0 million for the fiscal year ended March 31, 2001. The decrease is largely due to lower interest income on lower average cash and cash equivalents balances resulting from the use of cash to fund current operations, and lower prevailing interest rates.

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

Liquidity and Capital Resources

      As of March 31, 2003, we had $23.8 million in cash, cash equivalents and short-term investments and working capital of $23.5 million. In addition, as of March 31, 2003, we had $1.1 million in restricted cash supporting letters of credit issued against certain contractual lease obligations.

      Our operating activities generated $4.4 million of cash for the year ended March 31, 2003. The net cash generated resulted from the net loss of $4.0 million, offset by non-cash items of $7.0 million, decreases in accounts receivable of $324,000, and an increase in accruals and deferred revenue of $1.1 million. Our operating activities used $5.5 million of cash for the year ended March 31, 2002. The net cash used in operating activities in fiscal 2002 resulted from the net loss of $19.7 million, less non-cash items of $12.0 million, decreases in accounts payable, accrued liabilities and deferred revenue of $1.5 million and increases in current and other assets of $1.2 million, partially offset by a decreases in accounts receivable and restricted cash totaling $4.2 million and $706,000, respectively. Operating activities used $26.2 million of cash for the year ended March 31, 2001. The net cash used by operating activities in 2001 resulted from the net loss of $56.7 million, which includes the non-cash amortization of stock-based compensation of $5.0 million, depreciation and amortization expense of $11.7 million, a goodwill impairment charge of $19.0 million, the write-off of purchased in-process research and development of $4.4 million, an increase in restricted cash of $1.7 million and an increase in accounts receivable of $9.7 million related to higher sales during the period.

      Investing activities used $2.9 million of cash for the year ended March 31, 2003, related to acquisition of property and equipment totaling $4.4 million, offset by the maturity of $1.5 million in short term investments. Investing activities used $4.0 million of cash for the year ended March 31, 2002, related to the acquisition of property and equipment totaling $2.3 million and the investment of $1.7 million in short-term marketable securities. During the fiscal year 2001, net cash used in investing activities was $9.4 million, primarily related to the purchase of property and equipment.

      Financing activities used $1.8 million of cash for the year ended March 31, 2003, and consisted primarily of principal payments on long-term debt totaling $3.0 million, partially offset by proceeds from the issuance of common stock resulting from the exercise of stock options and shares issued under the Company’s employee stock purchase plan. Financing activities used $1.7 million of cash for the year ended March 31, 2002, and consisted primarily of principal payments on long-term debt totaling $2.3 million, partially offset by proceeds from the issuance of common stock resulting from the exercise of stock options and shares issued under the Company’s employee stock purchase plan. Financing activities generated $2.5 million during the fiscal year ended March 31, 2001, attributable primarily to the proceeds from long-term debt, offset by principal payments on long-term debt, including the repayment of a bridge loan related to the MineShare subsidiary, and proceeds from the issuance of common stock related to the exercise of stock options and shares issued under the Company’s employee stock purchase plan.

      At March 31, 2003 we had $23.8 million in cash, cash equivalents and short-term investments. We had borrowings in the form of long-term debt, capital leases and a line of credit totaling $1.6 million, payable in monthly installments through March 2004, with a weighted average interest rate of 14%.

      We are committed to making cash payments in the future on three types of contracts: long-term debt, capital leases and non-cancelable operating leases. We have no off-balance sheet debt or other such unrecorded obligations and we have not guaranteed the debt of any other party. Our credit agreements place restrictions on our ability to pay dividends. We have a term loan that contains a cash covenant, which requires that we maintain a minimum of $11.5 million in unrestricted cash and cash equivalents. In the event that the covenant is violated the loan is immediately callable. As of March 31, 2003, there was $1.1 million outstanding under this loan agreement.

      We have made certain commercial commitments that extend beyond our fiscal year ending March 31, 2004. These commitments include letters of credit obtained from a financial institution in lieu of a security deposit for leased office space. The aggregate amount of the letters of credit is classified as restricted cash of $1.1 million and held in long-term other assets.

      Below is a schedule of the future payments that we are obligated to make based on agreements in place as of March 31, 2003:

	March 31,

	Total	2004	2005	2006	2007	2008

	(In thousands)
Contractual Obligations:
Long-term debt	$1,212	$1,212	$—	$—	$—	$—
Capital leases	399	399	—	—	—	—
Operating leases	11,537	3,875	2,864	2,270	2,324	204

Total Contractual Obligations	$13,148	$5,486	$2,864	$2,270	$2,324	$204

      We have commercial commitments under letters of credit that expire in amounts of $84,000 and $1.0 million in fiscal year 2004 and fiscal year 2008, respectively.

      The Company continues to face risks associated with the execution of its strategy. Our future cash flows and capital requirements depend on numerous factors, including market acceptance of our services, competition from new and existing competitors, the amount of resources we invest in our data center infrastructure and new product development, marketing and selling our products and services, our brand promotions and any future acquisitions or divestitures.

      The Company’s primary source of liquidity is $23.8 million in cash and cash equivalents, and short-term investments. The Company believes it has the necessary financial resources to fund its working capital needs, capital expenditures and other business requirements for at least the next 12 months.

Recent Accounting Pronouncements

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The adoption of SFAS No. 146 did not have a material impact upon our financial position, cash flows or results of operations.

      In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to recognize a liability for obligations it has undertaken in relation to the issuance of a guarantee. It requires that the liability be recorded at fair value on the date that the guarantee is issued. It also requires a guarantor to provide additional disclosures regarding guarantees, including the nature of the guarantee, the maximum potential amount of future payments under the guarantee, the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee, and the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. The disclosure requirements under FIN 45 are effective for the interim and annual periods ending after December 15, 2002. The recognition and measurement provisions under FIN 45 are effective for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact upon our financial position, cash flows or results of operations.

      In November 2002, the EITF reached consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15,

2003. Management does not believe that the adoption of this standard will have a material effect on its financial position or results of operations.

      In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“FAS 148”). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. FAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, FAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002, and these disclosures are contained in Note 2. The interim disclosure requirements are effective for interim periods commencing after December 15, 2002. Management will continue to apply the APB 25 provisions and will disclose the fair value information on a proforma basis.

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management does not believe that the adoption of this standard will have a material effect on its financial position or results of operations.

      In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. We do not expect the adoption of SFAS 149 to have a material impact upon our financial position, cash flows or results of operations.

      In May 2003, the FASB issue SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We do not expect the adoption of SFAS 150 to have a material impact upon our financial position, cash flows or results of operations.

Risk Factors

      As indicated in this annual report on Form 10-K under the caption “Forward-Looking Information,” certain of the information contained in this annual report consists of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the following:

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

We derive our revenue from marketing services, which revenues tend to be cyclical and dependent on the economic prospects of our clients and the economy in general. A sustained reduction in expenditures by our clients or a sustained downturn in the economy could cause our revenues to decline significantly in any given period.

      Our clients’ marketing and advertising expenditures tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. The overall market for marketing and advertising services, including Internet marketing and advertising services, has been characterized in recent quarters by softness of demand and lower prices. We cannot assure you that if economic conditions improve, marketing budgets and advertising spending will increase from current levels. A continued decline in the economic prospects of our clients or the economy in general could alter spending priorities or increase the time it takes to close a sale with a prospective client. As a result, our revenues from marketing services may decline significantly in any given period.

We may not be able to forecast our revenues accurately because our customers’ marketing budgets are difficult to predict and may fluctuate from period to period.

      Our revenue and operating results depend upon the marketing budgets of our existing and new clients. These marketing budgets are difficult to predict and may vary from period to period as a result of factors that are beyond our control, including our clients’ marketing objectives for a particular period, the general state of the economy and our clients’ success in the marketplace. Consequently, we face difficulty in predicting the amount of revenues each client will generate in any particular quarter. As a result, our operating results are difficult to predict and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would likely decline.

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

      The loss of a major client could harm our business. While only one client accounted for more than 10% of our revenues for the twelve months ended March 31, 2003, the loss of this client or another major client could have a material adverse effect on our business and results of operations.

The online direct marketing industry is highly competitive, and if we are unable to compete effectively, the demand for, or the prices of, our services may decline.

      The market for online direct marketing is highly competitive, rapidly evolving and experiencing rapid technological change. Intense competition may result in price reductions, reduced sales, gross margins and operating margins, and loss of market share. Our principal competitors include providers of online direct marketing solutions such as DoubleClick, Responsys, Cheetahmail, Bigfoot Interactive, eDialog and InfoUSA, as well as the in-house information technology departments of our existing and prospective clients. The loss of a client due to service quality or technology problems could result in reputational harm to us and, as a result, increase the effect of competition and negatively impact our ability to attract new clients.

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

      Our business model relies on our ability to deliver emails over the Internet through Internet service providers and to recipients in major corporations. In particular, a significant percentage of our emails are sent to recipients who use AOL. We do not have, nor are we required to have, an agreement with AOL to deliver emails to their customers. AOL uses a proprietary set of technologies to handle and deliver email and the value of our services will be reduced if we are unable to provide emails compatible with these technologies.

      In addition, AOL and other Internet service providers are able to block messages from reaching their users. Recent releases of Internet service provider software and the implementation of stringent new policies by Internet service providers have caused periodic temporary blockages of our ability to successfully deliver emails to their customers. We continually improve our own technology and work with Internet service providers to improve our ability to successfully deliver our emails. However, if Internet service providers materially limit or halt the delivery of our emails, or if we fail to deliver emails in such a way as to be compatible with these companies’ email handling technologies, then the amount we may be able to charge our clients for producing and sending their online direct marketing campaigns may be reduced and our clients may discontinue their use of our services.

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

If we are unable to protect our intellectual property or if third parties develop superior intellectual property, third parties could use our intellectual property without our consent and prevent us from using their technology.

      Our ability to successfully compete is substantially dependent upon our internally developed technology and intellectual property, which we protect through a combination of patent, copyright, trade secret and trademark law, as well as contractual obligations. We have one issued U.S. patent and have two U.S. patent applications pending. We have several registered U.S. trademarks and have several more applications pending in the U.S., Europe and Japan. We may not be able to protect our proprietary rights. Unauthorized parties may attempt to obtain and use our proprietary information. Policing unauthorized use of our proprietary information is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

      We are one of several companies rapidly building new technologies in our industry. It is possible that a third party could be awarded a patent that applies to some portion of our technology. If this occurs, we may be required to incur substantial legal fees, cease using the technology or pay significant licensing fees for such use.

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

      Legislation has been enacted in several states regulating the sending of unsolicited commercial email. We cannot assure you that existing or future legislation regarding commercial email will not harm our business. The federal government, foreign governments and several state governments are considering, or have considered, similar legislation. These provisions generally limit or prohibit both the transmission of unsolicited commercial emails and the use of forged or fraudulent routing and header information. Some states, including California, require that unsolicited commercial emails include opt-out instructions and that senders of these emails honor any opt-out requests.

      Our business could be negatively impacted by new laws or regulations applicable to online direct marketing or the Internet, the application of existing laws and regulations to online direct marketing or the Internet or the application of new laws and regulations to our business as we expand into new jurisdictions. There is a growing body of laws and regulations applicable to access to, or commerce on, the Internet. Moreover, the applicability to the Internet of existing laws is uncertain and may take years to resolve. Due to the increasing popularity and use of the Internet, it is likely that additional laws and regulations will be adopted covering issues such as privacy, pricing, content, copyrights, distribution, taxation, antitrust, characteristics and quality of services and consumer protection. The adoption of any additional laws or regulations may impair the growth of the Internet or online direct marketing, which could, in turn, decrease the demand for our services and prohibit, limit or increase the cost of our doing business.

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

      For the period from our inception through March 31, 2003, we provided our services to clients primarily in the United States. As a result, our financial results have not been materially affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The majority of our sales are currently denominated in U.S. dollars. During the fiscal year ended March 31, 2001, we established a subsidiary in the United Kingdom, which has had minimal operations to date. As the operations of this subsidiary expand, our future operating results could be directly impacted by changes in foreign currency exchange rates or economic conditions in this region.

      Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. The risk associated with fluctuating interest expense is limited to the exposure related to those debt instruments and credit facilities, which are tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We plan to mitigate default risk by investing in high-credit quality securities.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Digital Impact, Inc.:

      In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Digital Impact, Inc. (the “Company”) and its subsidiaries at March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 4 to the consolidated financial statements, effective April 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

PRICEWATERHOUSECOOPERS LLP

San Jose, California

April 24, 2003

DIGITAL IMPACT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$23,659	$23,937
Short-term investments	108	1,651
Accounts receivable, net of allowance for doubtful accounts of $345 and $697	7,903	8,191
Prepaid expenses and other current assets	1,377	1,504

Total current assets	33,047	35,283

Property and equipment, net	8,909	9,484
Restricted cash	1,114	1,141
Goodwill	2,002	2,002
Intangible assets	214	858
Other assets	731	865

Total assets	$46,017	$49,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,819	$2,529
Accrued payroll	1,779	1,499
Accrued liabilities	2,403	2,706
Deferred revenue	1,975	829
Current portion of capital lease obligations	374	320
Current portion of long term-debt	1,212	1,537

Total current liabilities	9,562	9,420

Capital lease obligations, less current portion	—	73
Long-term debt, less current portion	—	1,251

Total liabilities	9,562	10,744

Commitments (See Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 31,431 and 29,761 issued and outstanding	31	30
Additional paid-in capital	142,482	141,877
Accumulated other comprehensive loss	(12)	—
Unearned stock-based compensation	(125)	(1,169)
Accumulated deficit	(105,379)	(101,405)
Less treasury stock, at cost, (454 and 395) shares	(542)	(444)

Total stockholders’ equity	36,455	38,889

Total liabilities and stockholders’ equity	$46,017	$49,633

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL IMPACT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal year ended March 31,

	2003	2002	2001

Revenues	$44,010	$39,038	$40,153
Cost of revenues	18,205	17,993	17,836

Gross profit	25,805	21,045	22,317

Operating expenses:
Research and development	7,042	10,573	17,163
Sales and marketing	13,758	15,612	18,146
General and administrative	7,196	8,548	11,301
Stock-based compensation	386	2,319	5,049
Amortization of goodwill	—	1,500	6,429
Amortization of purchased intangibles	644	644	429
Goodwill impairment charge	—	—	19,000
Write-off of acquired in-process research and development	—	—	4,432
Restructuring charges and write-off of fixed assets	546	1,824	131

Total operating expenses	29,572	41,020	82,080

Loss from operations	(3,767)	(19,975)	(59,763)
Other income and (expenses)	(207)	297	3,032

Net loss	$(3,974)	$(19,678)	$(56,731)

Net loss per common share — basic and diluted	$(0.13)	$(0.70)	$(2.33)

Shares used in net loss per common share calculation — basic and diluted	30,290	27,960	24,350

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL IMPACT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Fiscal year ended March 31,

	2003	2002	2001

Net loss	$(3,974)	$(19,678)	$(56,731)

Other comprehensive income (loss):
Cumulative translation adjustment	(12)	—	—
Unrealized gains (losses) on investments	—	34	(19)

Net change in other comprehensive income (loss)	(12)	34	(19)

Comprehensive loss	$(3,986)	$(19,644)	$(56,750)

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL IMPACT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Convertible							Accumulated
	Preferred Stock		Common Stock		Treasury Stock		Additional	Other	Unearned
							Paid-in	Comprehensive	Stock-Based	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Compensation	Deficit	Total

Balances, March 31, 2000	—	—	24,494	24	—	—	109,866	(15)	(11,349)	(24,996)	73,530
Issuance of common stock upon exercise of stock options and warrants, net of repurchases	—	—	492	1	—	—	304	—	—	—	305
Issuance of common stock — ESPP	—	—	285	—	—	—	1,376	—	—	—	1,376
Issuance of common stock — restricted stock bonus	—	—	548	—	(110)	(147)	883	—	(375)	—	361
Issuance of common stock — Mineshare promissory notes	—	—	191	—	—	—	598	—	—	—	598
Issuance of common stock for Mineshare acquisition	—	—	1,856	2	—	—	31,925	—	(841)	—	31,086
Amortization of unearned stock- based compensation	—	—	—	—	—	—	—	—	5,049	—	5,049
Cancellations of unvested options	—	—	—	—	—	—	(3,129)	—	3,129	—	—
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(19)	—	—	(19)
Net loss	—	—	—	—	—	—	—	—	—	(56,731)	(56,731)

Balances, March 31, 2001	—	—	27,866	27	(110)	(147)	141,823	(34)	(4,387)	(81,727)	55,555
Issuance of common stock in respect of exercise of stock options and ESPP, net of repurchases	—	—	1,141	2	—	—	954	—	—	—	956
Issuance of common stock — restricted stock award	—	—	704	1	—	—	1,619	—	(1,620)	—	—
Repurchase of common stock	—	—	—	—	(285)	(297)	—	—	—	—	(297)
Issuance of common stock to non-employees	—	—	50	—	—	—	43	—	(43)	—	—
Amortization of unearned stock- based compensation	—	—	—	—	—	—	—	—	2,319	—	2,319
Cancellations of unvested options and restricted stock	—	—	—	—	—	—	(2,562)	—	2,562	—	—
Unrealized gains on marketable securities	—	—	—	—	—	—	—	34	—	—	34
Net loss	—	—	—	—	—	—	—	—	—	(19,678)	(19,678)

Balances, March 31, 2002	—	—	29,761	30	(395)	(444)	141,877	—	(1,169)	(101,405)	38,889
Issuance of common stock upon exercise of stock options and warrants, net of repurchases	—	—	741	1	—	—	568	—	—		569
Issuance of common stock — ESPP	—	—	1,024		—	—	695	—	—		695
Repurchase of restricted stock	—	—	(95)		(59)	(98)	—	—	—		(98)
Non-employee option grant	—	—	—	—	—	—	22	—	—		22
Amortization of unearned stock- based compensation	—	—	—	—	—	—	—	—	310		310
Acceleration of vesting for an employee option			—	—	—	—	54	—	—	—	54
Cancellations of unvested options and restricted stock	—	—	—	—	—	—	(734)	—	734		—
Cumulative translation adjustment	—	—	—	—	—	—	—	(12)	—		(12)
Net loss	—	—	—	—	—	—	—	—	—	(3,974)	(3,974)

Balances, March 31, 2003	—	—	31,431	31	(454)	(542)	142,482	(12)	(125)	(105,379)	36,455

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL IMPACT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal year ended March 31,

	2003	2002	2001

Cash flows from operations:
Net loss	$(3,974)	$(19,678)	$(56,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of acquired in-process research and development	—	—	4,432
Depreciation and amortization	6,556	7,905	11,654
Goodwill impairment charge	—	—	19,000
Provision for (recovery of) bad debts	(36)	501	1,735
Amortization of unearned stock-based compensation	386	2,319	5,049
Amortization of restricted stock bonus		—	361
Loss on write-off of fixed assets	64	1,265	131
Unrealized loss (gain) on cash and cash equivalents	—	34	(19)
Change in operating assets and liabilities:
Accounts receivable	324	4,207	(9,710)
Prepaid expenses and other current assets	127	(953)	141
Restricted cash	27	706	(1,739)
Other assets	134	(286)	(356)
Accounts payable	(291)	(2,028)	512
Accrued liabilities and accrued payroll	(23)	776	(1,410)
Deferred revenue	1,146	(221)	794

Net cash provided by (used in) operating activities	4,440	(5,453)	(26,156)

Cash flows from investing activities:
Purchases of investments in marketable securities	—	(1,651)	—
Maturities of investments in marketable securities	1,543	—	—
Acquisition of property and equipment	(4,416)	(2,307	(9,662)
Acquisition of MineShare beginning cash	—	—	264

Net cash used in investing activities	(2,873)	(3,958)	(9,398)

Cash flows from financing activities:
Proceeds from long-term debt	—	—	3,000
Principal payments on long-term debt	(2,999)	(2,349)	(2,162)
Proceeds from issuance of common stock	1,264	956	1,681
Purchases of treasury stock	(98)	(297)	—

Net cash (used in) provided by financing activities	(1,833)	(1,690)	2,519

Effect of exchange rates on cash and cash equivalents	(12)	—	—
Net (decrease) increase in cash and cash equivalents	(278)	(11,101)	(33,035)
Cash and cash equivalents at beginning of year	23,937	35,038	68,073

Cash and cash equivalents at end of year	$23,659	$23,937	$35,038

Supplemental disclosure of cash flow information:
Cash paid for interest	$386	$520	$355
Supplemental disclosure of non-cash financing activities:
Issuance of common stock upon conversion of convertible note payable	—	—	598
Fair value of net assets acquired (excluding transaction costs)	—	—	31,145
Assets acquired under capital leases and long-term debt	1,404	1,102	140
Unearned stock-based compensation	$(658)	$(899)	$(1,552)

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company

      Digital Impact, Inc. (“the Company”) was incorporated in California in October 1997 and reincorporated in Delaware in October 1999. Digital Impact is the premier provider of online direct marketing solutions for enterprises. The Company’s solutions enable corporations to create and deliver online direct marketing programs that drive revenue, influence behavior and deepen customer relationships. The Company solutions provide customer insight and powerful program execution through a combination of hosted applications, technology infrastructure and world class services.

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

      Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation. The reclassifications had no effect on prior years’ stockholders’ equity or results of operation.

      The Company incurred a consolidated net loss of approximately $4.0 million for the year ended March 31, 2003 and generated cash of $4.4 million from operating activities for that period.

      The Company continues to face risks associated with the execution of its strategy. Its future cash flows and capital requirements depend on numerous factors, including market acceptance of the Company’s services, competition from new and existing competitors, the amount of resources it invests in its data center infrastructure and new product development, marketing and selling the Company’s products and services, its brand promotions and any future acquisitions or divestitures.

      The Company’s primary source of liquidity is $23.7 million in cash and cash equivalents, and $108,000 in short-term investments. The Company believes it has the necessary financial resources to fund its working capital needs, capital expenditures and other business requirements for at least the next 12 months.

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

Foreign currency translation

      The functional currency for the Company’s U.K. subsidiary is the U.K. Pound. Assets and liabilities are translated using the exchange rate at the balance sheet date. Revenues, expenses, gains, and losses are translated using the exchange rate at the end of the month in which the transaction occurred. Translation gains and losses are accumulated as a separate component of stockholders’ equity. Net gains and losses from

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

foreign currency transactions are included in the Consolidated Statement of Operations and were not significant during any of the periods presented.

Revenue recognition

      The Company generates revenue from the sale of solutions that enable businesses to proactively communicate with its customers online.

      Digital Impact applies the provisions of Staff Accounting Bulletin 101 “Revenue Recognition” and recognizes revenue when persuasive evidence of an agreement exists, the service has been delivered, the fee is fixed or determinable and collection of the resulting receivables is reasonably assured. Customer marketing revenues are recognized on delivery of the campaigns. Revenues attributable to one-time set-up fees for service initiation are deferred and recognized ratably over the term of the client’s service agreement, typically twelve months. Customer Acquisition revenues are derived primarily from programs that assist clients in growing their email lists through the use of third party list rentals. Customer Acquisition programs fall into two general categories: List Rental programs and ProspectNet programs. List Rental programs involve the execution and delivery of email campaigns to a defined number of individuals provided by a third party list rental or email address marketing service. ProspectNet programs involve the strategic placement of a Digital Impact client offer on a third party site for the purpose of generating new opt-in email addresses for the client. Digital Impact contracts with third party providers to deliver secure names of individuals who opt-in to join the client’s email list. Digital Impact is obligated to make payments to third parties for the cost of services associated with the execution of List Rental and ProspectNet programs. Digital Impact accounts for revenues and costs associated with Customer Acquisition programs in accordance with Emerging Issues Task Force Issue No. 99-19 (EITF 99-19), “Reporting Revenue Gross as a Principal versus Net as an Agent.” The cost of Customer Acquisition campaigns are recognized in the period that the programs are executed and are netted against program revenue. The cost of Customer Acquisition campaigns are estimated using Company records of outstanding purchase commitments when final vendor invoices have not been received.

      Digital Impact recognizes revenue net of third party costs because the majority of client and supplier contracts have the following characteristics: the supplier, not the Company, is the primary obligor in the arrangement, the Company has limited latitude in establishing the price charged to the client, the Company’s credit risk is sometimes mitigated by receiving prepayment or reduced credit terms from its clients before ordering from the supplier, the Company does not maintain any inventory related to Customer Acquisition programs, the Company does not make changes to any data acquired from the supplier, and the client approves the supplier selection and the service specifications.

      Digital Impact provides other complementary services to clients, such as, strategy, solutions engineering, web-page development, creative design and data analytics. These services are typically billed on an hourly rate. The revenue for engagements that support the delivery of future products and services, such as targeted email delivery, is deferred at the time of delivery and recognized pro-rata over the future periods of usage. The period over which the revenue is recognized varies, generally between one and twelve months, depending on the term of the contract or the estimated period of usage. Management uses their best estimates to determine the appropriate period for revenue deferral.

      The Company assesses the probability of collection based on a number of factors, including its past transaction history with the customer and the credit-worthiness of the customer. New customers and certain existing customers are subject to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay according to the original terms of the arrangement. Based on the Company’s review process, if it is determined from the outset or during the term of an arrangement that collection of the resulting receivable is not probable, then revenue is recognized on a cash-collected basis.

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash, cash equivalents and short-term investments

      The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents. The Company has classified its cash and cash equivalents and short-term investments as “available for sale.” These items are carried at fair market value, based on quoted market prices, and unrealized gains and losses are reported as a separate component of accumulated other comprehensive loss in stockholders’ equity. All short-term investments are maintained in certificates of deposit. To date, unrealized gains or losses have not been material. At March 31, 2003, approximately $1.1 million of cash was pledged as collateral for outstanding letters of credit (see Note 5).

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

      The Company’s customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. For the fiscal years ended March 31, 2003 and 2002, one customer represented 14% and 11% of revenue, respectively. As of March 31, 2003 and 2002, one customer represented 18% and 17% of accounts receivable, respectively. For the fiscal year ended March 31, 2001, no single customer accounted for more than 10% of revenues, and one customer represented 13% of outstanding accounts receivable at March 31, 2001.

Financial instruments

      The carrying value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable, approximate their fair value due to their relatively short maturities. The carrying value of long-term debt approximates fair value due to the market interest rates that such debt bears.

Advertising expense

      Expenses related to advertising and promotion of products are charged to sales and marketing expense as incurred. Advertising expenses primarily relate to public relations and trades shows. Advertising expense for the years ended March 31, 2003, 2002 and 2001 was $0.4 million, $0.8 million and $3.3 million, respectively.

Research and development expense

      Research and development expenses consist primarily of salary and related personnel expense, consulting fees and other operating expenses related to the research and development departments. The research and development departments perform new product development, enhance and maintain existing products and perform quality assurance. With the exception of capitalized software development costs, research and development costs are expensed as incurred.

      The Company follows the provisions outlined in Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” related to the treatment of costs.

      The Company capitalizes certain direct costs incurred in the development of internal use software. For the fiscal years ended March 31, 2003 and 2002, the Company capitalized approximately $84,000 and $120,000 in software development costs, respectively. These costs are being amortized using the straight-line method over the estimated useful life of the software, generally one to two years, beginning when the software

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

is ready for use. These amounts are included in property and equipment in the accompanying consolidated balance sheet.

Long-lived assets

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

      Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimate undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Goodwill and other intangible assets

      Goodwill and identified intangible assets are carried at cost less accumulated amortization. The Company amortizes intangible assets on a straight-line basis over their estimated useful lives. In accordance with SFAS No. 142, goodwill is no longer subject to amortization, but rather is subject to at least an annual assessment for impairment.

Income taxes

      Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax basis of assets and liabilities, measured at tax rates that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of March 31, 2003, the Company had net deferred tax assets of zero.

Accounting for stock-based compensation

      The Company accounts for its employee stock option plans under the intrinsic value method, in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense related to the granting of employee stock options is recorded over the vesting period only if, on the date of grant, the fair value of the underlying stock exceeds the option’s exercise price. Digital Impact has adopted the disclosure-only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” which allows entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Had the Company determined compensation expense of employee stock options based on the estimated fair value of the stock options at the grant date, consistent with the guidelines of SFAS 123, the net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	March 31,

	2003	2002	2001

Net loss, as reported	$(3,974)	$(19,678)	$(56,731)
Add: Stock-based employee compensation expense included in reported net loss	363	2,256	4,923
Deduct: total stock-based compensation determined under fair value based method for all awards	(3,085)	(3,691)	(12,359)

Pro forma net loss, fair value method for all stock-based awards	$(6,696)	$(21,113)	$(64,167)

Basic and diluted net loss per share:
As reported	$(0.13)	$(0.70)	$(2.33)
Pro forma	$(0.22)	$(0.76)	$(2.64)

      The fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	Stock Options			Employee Stock Purchase Plan

	Year ended March 31,			Year ended March 31,

	2003	2002	2001	2003	2002	2001

Expected volatility	90%	115%	100%	90%	115%	100%
Weighted average risk-free interest rate	3.45%	4.23%	5.63%	2.11%	3.39%	5.44%
Expected life	6.5 years	6.5 years	6.5 years	0.75 years	0.75 years	0.75 years
Expected dividends	0%	0%	0%	0%	0%	0%

      Based on the above assumptions, the weighted average fair values per share of options granted below fair market value was $12.92 for the year ended March 31, 2001. No options were granted below fair market value for the fiscal years ended March 31, 2003 and 2002. The weighted average fair value per share of options granted at fair market value for the years ended March 31, 2003, 2002 and 2001 was $1.18, $0.72 and $3.69, respectively.

      The pro forma impact of options on the net loss for the years ended March 31, 2003, 2002 and 2001, may not be representative of the effects on net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

Comprehensive loss

      Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive loss, a component of stockholders’ equity, recorded by the Company for the fiscal years ended March 31, 2003, 2002 and 2001 was attributable to unrealized gains and losses on cash equivalents and the impact of foreign currency translation losses.

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net loss per common share

      Basic net loss per share is calculated by dividing net loss by the weighted average number of vested common shares outstanding for the period. Diluted net loss per share is calculated giving effect to all dilutive potential common shares, including options, warrants and preferred stock. A reconciliation of the numerators and denominators used in the basic and diluted net loss per share amounts follows (amounts in thousands, except per share data):

	Fiscal year ended March 31,

	2003	2002	2001

Numerator:
Net loss	$(3,974)	$(19,678)	$(56,731)

Denominator:
Weighted average common shares outstanding	30,300	28,315	26,170
Weighted average unvested common shares subject to repurchase	(10)	(355)	(1,820)

Denominator for basic and diluted calculation	30,290	27,960	24,350

Net loss per common share — basic and diluted	$(0.13)	$(0.70)	$(2.33)

      The following outstanding stock options, shares subject to repurchase by the Company and warrants have been excluded from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented (in thousands):

	Fiscal year ended March 31,

	2003	2002	2001

Options	7,935	8,410	7,696
Shares subject to repurchase	220	389	1,821

Recent accounting pronouncements

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The adoption of SFAS No. 146 did not have a material impact upon the Company’s financial position, cash flows or results of operations.

      In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to recognize a liability for obligations it has undertaken in relation to the issuance of a guarantee. It requires that the liability be recorded at fair value on the date that the guarantee is issued. It also requires a guarantor to provide additional disclosures regarding guarantees, including the nature of the guarantee, the maximum potential amount of future payments under the guarantee, the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee, and the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. The disclosure

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

requirements under FIN 45 are effective for the interim and annual periods ending after December 15, 2002. The recognition and measurement provisions under FIN 45 are effective for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact upon our financial position, cash flows or results of operations.

      In November 2002, the EITF reached consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe that the adoption of this standard will have a material effect on its financial position or results of operations.

      In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“FAS 148”). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. FAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, FAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002, and these disclosures are contained in Note 2. The interim disclosure requirements are effective for interim periods commencing after December 15, 2002. The Company will continue to apply the APB 25 provisions and will disclose the fair value information on a proforma basis.

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not believe that the adoption of this standard will have a material effect on its financial position or results of operations.

      In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The Company does not expect the adoption of SFAS 149 to have a material impact upon our financial position, cash flows or results of operations.

      In May 2003, the FASB issue SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect the adoption of SFAS 150 to have a material impact upon our financial position, cash flows or results of operations.

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

      The amounts allocated to goodwill and other intangible assets were being amortized over a three-year period. The amount allocated to the purchased in-process technology and other items was determined based on an appraisal completed by an independent third party using established valuation techniques. The amount allocated to intangibles was determined based on an appraisal completed by an independent third party using established valuation techniques. The in-process technology percentage of completion was estimated to be 65%. The value of this in-process technology was determined by estimating the costs to develop the purchased in-process technology into a commercially viable product, estimating the resulting net cash flows from the sale of the product resulting from the completion of the in-process technology and discounting the net cash flows back to their present value. The purchased in-process technology was expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed.

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

      The following unaudited pro forma revenues, net loss, and net loss per share data for the twelve months ended March 31, 2001 are based on the respective historical financial statements of the Company and MineShare. The pro forma data reflects the consolidated results of operations as if the merger with MineShare

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

had occurred at the beginning of each of the periods indicated and includes the amortization of the resulting goodwill and other intangible assets. The pro forma financial data presented is not necessarily indicative of the Company’s results of operations that might have occurred had the transaction been completed at the beginning of the periods specified, and do not purport to represent what the Company’s consolidated results of operations might be for any future period.

Twelve months ended
March 31, 2001

(Unaudited Pro Forma)
(In thousands, except
per share data)
Revenue	$40,415
Net loss	$(59,284)
Net loss per common share — basic and diluted	$(2.26)

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

      The Company has adopted SFAS No. 142 effective April 1, 2002, and as a result, the Company reclassified $1.2 million related to assembled workforce to goodwill and will no longer amortize the goodwill balance of $2.0 million. The Company completed the transitional impairment test upon adoption of SFAS 142 and completed its annual impairment review in the fourth quarter of fiscal 2003 and determined that no impairment existed at either of these dates.

Note 4. Balance Sheet Components

Property and equipment, net

	March 31,

	2003	2002

	(In thousands)
Furniture and office equipment	$1,322	$1,369
Capitalized software development	204	120
Computer equipment and software	22,172	18,916

Total cost	23,698	20,405
Less accumulated depreciation	(14,789)	(10,921)

	$8,909	$9,484

      Depreciation and amortization expense for property and equipment was approximately $5.7 million, $5.8 million and $4.8 million for the years ended March 31, 2003, 2002 and 2001, respectively. Amortization of capitalized software development was approximately $177,000 for the year ended March 31, 2003. There was no amortization of capitalized software development for the fiscal years ended March 31, 2002 and 2001.

      During the year ended March 31, 1999, the Company sold to a financial institution computer equipment and software at cost and leased-back the assets, which were classified as capital leases. The cost of the assets acquired under capital leases was $1.8 million, $1.8 million and $1.7 million at March 31, 2003, 2002 and

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2001, respectively. The accumulated amortization on these assets was approximately $1.8 million, $1.3 million and $826,000 at March 31, 2003, 2002 and 2001, respectively.

Goodwill

      Goodwill consisted of the following: (in thousands)

	March 31,

	2003	2002

Goodwill	$9,933	$9,933
Accumulated amortization	(7,931)	(7,931)

	$2,002	$2,002

      During the fiscal year ended March 31, 2003 there was no change in the carrying amount of goodwill. The carry amount of goodwill was $2.0 million at April 1, 2002 and March 31, 2003, respectively.

      Upon adoption of SFAS No. 142 on April 1, 2002, the Company ceased amortizing goodwill. The following adjusts reported net loss and basic and diluted net loss per share as if the adoption of SFAS No. 142 occurred as of April 2000.

	Year ended March 31,

	2003	2002	2001

	(In thousands, except per share amounts)
Reported net loss	$(3,974)	$(19,678)	$(56,731)
Goodwill amortization	—	1,500	6,429

Adjusted net loss	$(3,974)	$(18,178)	$(50,302)

Basic and Diluted net loss per share
Reported net loss	$(0.13)	$(0.70)	$(2.33)
Goodwill amortization	—	$0.05	$0.26

Adjusted net loss	$(0.13)	$(0.65)	$(2.07)

Shares used in computing basic and diluted net loss per share	30,290	27,960	24,350

Intangible Assets

      Intangible assets consist of the following: (in thousands)

	March 31,

	2003	2002

Intangible assets	$1,930	$1,930
Accumulated amortization	(1,716)	(1,072)

	$214	$858

      Amortization expense was $644,000, $644,000, and $429,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

      The remaining amortization expense of $214,000 will be recognized in the fiscal year ending March 31, 2004.

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Long-Term Debt and Commitments

Long-term debt

      In March 2001, the Company signed an agreement with a finance company for a credit facility of $3.0 million and borrowed the same amount. Amounts borrowed under the agreement are payable in 36 equal monthly installments, bear interest at a rate equal to 13.3% and are collateralized by the assets purchased with the borrowed funds. The resulting term loan places restrictions on the Company’s ability to pay dividends and contains a cash covenant which requires that the Company maintain a minimum of $11.5 million in unrestricted cash and cash equivalents. In the event that the covenant is violated the loan is immediately callable. As of March 31, 2003, $1.1 million remains outstanding of the original term loan of $3.0 million. The term loan matures on March 10, 2004.

      In fiscal 2002, the Company signed agreements to finance the purchase of computer equipment and software. Amounts borrowed under the agreements totaled $1.1 million, are collateralized by the assets, are payable in equal monthly installments and bear interest at a rate of 9.0%. As of March 31, 2003, $76,000 remained outstanding.

Capital leases

      The Company has entered into agreements with leasing companies for leasing lines of credit totaling $5.2 million, which bear interest at rates of 6.2% to 13.3%. Amounts borrowed under these agreements totaled $4.3 million, of which $374,000 remains outstanding at March 31, 2003. These amounts borrowed are collateralized by the leased assets.

Operating leases

      The Company leases its facilities under operating leases, which expire between 2003 and 2008. Rent expense for the years ended March 31, 2003, 2002 and 2001 was $2.9 million, $4.5 million and $3.7 million, respectively.

      Future minimum debt and lease payments under noncancelable capital and operating leases, including lease commitments entered into as of March 31, 2003, are as follows (in thousands):

	Long-term	Capital	Operating
Year Ending March 31,	Debt	Leases	Leases

2004	$1,212	$399	$3,875
2005	—	—	2,864
2006	—	—	2,270
2007	—	—	2,324
2008 and thereafter	—	—	204

Total minimum payments	$1,212	$399	$11,537

Less: Amount representing interest		(25)

Present value of capital lease obligations		374
Less: Current portion		(374)

Long-term portion of capital lease obligations		—

Letter of credit

      The Company obtained a letter of credit from a financial institution totaling $1.1 million in lieu of a security deposit for leased office space which is collateralized by an amount of $1.1 million of cash which is

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

classified as restricted cash and held in long-term other assets. No amounts have been drawn against the letter of credit at March 31, 2003.

Note 6. Stockholders’ Equity

Reincorporation

      In September 1999, the Board of Directors approved the reincorporation of the Company in the state of Delaware and increased the Company’s authorized common stock to 100,000,000 shares.

Convertible preferred stock

      The Company is authorized to issue up to 5,000,000 shares of convertible preferred stock, par value $0.001 per share. As of March 31, 2003 and 2002, there were no shares of preferred stock issued or outstanding.

Common stock

      Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid through March 31, 2003.

Stock option plans

      The Company’s 1998 Stock Plan (the “Plan”) provides for the grant of options and other equity-based incentives covering up to 12,643,000 shares of the Company’s common stock to the Company’s employees, directors, and consultants, plus an annual increase to be added on January 1 of each year, equal to the lesser of 1,500,000 shares, 5% of outstanding shares on such date or a lesser amount determined by the Board of Directors. Options granted under the Plan may be incentive stock options or non-statutory stock options. Incentive stock options may only be granted to employees. Although the Board of Directors has the authority to set the period over which options becomes exercisable, generally the options will become exercisable for 25% of the option shares one year from the date of grant and then ratably over the following 36 months, respectively. Under the Plan, options expire no later than ten years from the grant date. The exercise price of incentive stock options and non-statutory stock options shall be no less than 100% and 85%, respectively, of the fair market value per share of the Company’s common stock on the grant date.

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

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      A summary of the stock option activity for all plans for the three years ended March 31, 2003 is as follows:

	Outstanding	Weighted
	number of	average exercise
	options	price

	(Shares in thousands)
Balances, March 31, 2000	4,468	$5.30
Options granted	5,818	$5.49
Options exercised	(577)	$0.56
Options cancelled	(2,018)	$7.24

Balances, March 31, 2001	7,691	$5.29
Options granted	5,009	$0.85
Options exercised	(641)	$0.81
Options cancelled	(3,649)	$5.75

Balances, March 31, 2002	8,410	$2.78
Options granted	1,778	$1.54
Options exercised	(741)	$0.75
Options cancelled	(1,512)	$3.42

Balances, March 31, 2003	7,935	$2.57

      At March 31, 2003, 2002 and 2001, there were 4,694,000, 2,612,000 and 3,240,000 shares available for grant, respectively.

1999 director option plan

      In September 1999, the Company adopted the 1999 Director Option Plan under which 1,250,000 shares of common stock have been reserved for issuance to non-employee members of the Company’s Board of Directors. As of March 31, 2003, 40,000 options have been granted under this plan.

Options outstanding and exercisable

      The following table summarizes information about options outstanding and exercisable at March 31, 2003.

	Outstanding

		Weighted		Exercisable
		Average
		Remaining	Weighted		Weighted
	Number of	Contractual Life	average	Number of	average
	options	(years)	exercise price	options	exercise price

	(In thousands)			(In thousands)
Range of per share exercise prices:
$0.02 – $ 0.67	1,422	8.1	$0.59	1,170	$0.57
$0.73 – $ 0.73	1,477	8.7	$0.73	757	$0.73
$0.90 – $ 1.37	1,460	9.3	$1.27	390	$1.21
$1.39 – $ 1.94	1,452	8.4	$1.77	847	$1.86
$2.05 – $ 7.00	1,324	7.4	$3.61	818	$3.91
$8.00 – $50.00	800	7.2	$11.61	565	$11.87

	7,935	8.3	$2.57	4,547	$2.90

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      At March 31, 2002 and March 31, 2001, there were 2,687,000 and 1,508,000 options outstanding and exercisable at a weighted average exercise price of $3.92 and $4.63, respectively.

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

      In April 2001, the Company issued approximately 797,500 shares of restricted stock with a fair value of $1.67 in exchange for the cancellation of approximately 737,500 options. The restricted stock was issued with a purchase price of $0.001 with one-sixth of the stock vesting on the grant date and the remainder vesting over three years. The Company recorded unearned stock-based compensation of approximately $1.3 million for these cancelled options which will be recognized over the vesting period of the restricted stock.

      In December 2001, the Company issued approximately 375,000 restricted stock units with a fair value of $0.73 per underlying share to an executive officer in exchange for the cancellation of 375,000 options. Approximately 140,000 restricted stock units were vested on the grant date, with the remaining units vesting quarterly through February 2004. As a result, the Company recognized approximately $177,000 of compensation expense in the fiscal year ended March 31, 2002 for the restricted stock units that vested in that fiscal year, and recorded stock-based compensation expense totaling $98,000 for the restricted stock units that vest quarterly through February 2004.

Employee stock purchase plan

      In September 1999, the Board of Directors adopted the employee stock purchase plan under which 1.0 million shares have been reserved for issuance. That amount is subject to an annual increase as defined in the plan document. The 1999 employee stock purchase plan contains successive six-month offering periods and the price of stock purchased under the plan is 85% of the lower of the fair value of the common stock either at the beginning of the period or at the end. As of March 31, 2003, 2002 and 2001 the Company had issued 1.8 million, 806,000 and 285,000 shares under the plan at a weighted average price of $1.45, $2.44 and $4.82, respectively.

Stock-based compensation

      During each of the years ended March 31, 2003 and 2002 the Company recorded unearned stock-based compensation totaling $0 and $1.6 million, which is being amortized to expense over the period during which the options and restricted stock vest, generally four years using the method set out in Example 2 of FASB Interpretation No. 28 (“FIN 28”). Under the FIN 28 method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services have been provided. This method results in accelerated recognition of the compensation expense. For the years ended March 31, 2003, 2002 and 2001, the Company recorded stock-based compensation expense of $386,000, $2.3 million and $5.0 million, respectively, in respect of options and restricted stock granted to employees and non-employees.

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

      During the year ended March 31, 2002, the Company recorded a $600,000 loss related to the write-off of fixed assets that were no longer in use and excess to requirements.

Fiscal 2003 restructuring

      In the fourth fiscal quarter of 2003, the Company initiated a cost reduction program that resulted in the involuntary termination of 18 employees and the closure of our Cupertino facility. The Company recorded a charge of $546,000 to operations during the fourth fiscal quarter. The charge related to payments for severance of approximately $131,000, the accrual of future lease costs (net of estimated sublease income) of approximately $365,000, and the write-off of fixed assets of approximately $50,000. As of March 31, 2003, approximately $350,000 and $8,000 remained in “Accrued Liabilities”, for future lease payments and severance, respectively. All restructuring liabilities will be paid in fiscal 2004.

Note 8. Segment Reporting

      Digital Impact is organized into two segments: Customer Marketing and Professional Services. These segments were determined in fiscal 2003 based on the alignment of the Company’s organization structure and selected management financial reporting with the nature of the service product offerings. The respective revenue and gross profit of each of these segments are detailed in this report.

      Customer Marketing provides clients with comprehensive solutions for creating and executing online direct marketing programs. The Company’s solutions are designed to enable marketers to drive revenue and deepen customer relationships with a comprehensive process that includes: collecting and managing customer information, analyzing the information to determine ideal segments and offers, and delivering highly relevant, individualized email messages. Customer Marketing represented 72% and 74% of revenue in fiscal 2003 and 2002, respectively. Gross margins for Customer Marketing were 63% and 58% for the twelve months ended March 31, 2003 and 2002, respectively. The rise in gross margin was driven by personnel efficiencies and lower

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

data center rent, offset by higher depreciation expense resulting from investments in our data center infrastructure.

      Professional Services can be utilized by clients to enhance marketing programs and improve results. Digital Impact offers clients services in each of the following categories: Strategy, Analysis, Data Management, Solutions Engineering, Web Development, Creative and Customer Acquisition. Professional Services represented 28% and 26% of revenue in fiscal 2003 and 2002, respectively. Gross margins for Professional Services were 48% and 43% for the twelve months ended March 31, 2003 and 2002, respectively. The increase in gross margins is the result of higher utilization rates for our Professional Service personnel, as revenue growth exceeded the growth in cost of revenue which is primarily related to personnel costs.

      During the fiscal year ended March 31, 2001 the Company did not record or breakout revenue by segments because the amount of Professional Service revenue was not material. The respective revenue and gross profit of each of these segments are as follows:

	Twelve Months Ended March 31, 2003			Twelve Months Ended March 31, 2002

	Campaign	Professional		Campaign	Professional
	Management	Services	Total	Management	Services	Total

Revenue	$31,776	$12,234	$44,010	$29,034	$10,004	$39,038

Segment Gross Profit	$19,915	$5,890	$25,805	$16,758	$4,287	$21,045

      Segment information is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach and internal accounting methods. Operating costs and operating profits are not presented because the Company does not allocate research and development, sales and marketing, or general and administrative expenses between segments in the internal accounting system.

Note 9. Income Taxes

      At March 31, 2003, the Company had federal and state net operating loss carryforwards of approximately $84.5 million and $38.0 million respectively available to offset future regular taxable income, if any. The Company’s federal and state net operating loss carryforwards begin to expire in the year 2006, if not utilized.

      At March 31, 2003, the Company had federal and state research and development and other credits of approximately $2.0 million and $1.5 million, respectively. The federal research and development credit carryforwards expire beginning in 2018, if not utilized, and the state research credit can be carried forward indefinitely.

      The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforward in certain situations where changes occur in the stock ownership of a company. If the Company has been or is subject to an ownership change, as defined for tax purposes, utilization of the carryforwards could be restricted. The amount of such limitation, if any, has not been determined.

      Temporary differences which give rise to significant portions of deferred tax assets and liabilities at March 31, 2003 and 2002 are as follows (in thousands):

	March 31,

	2003	2002

Net operating loss carryforwards	$31,050	$29,259
Research and development credit carryover	2,707	2,292
Fixed assets	(198)	(717)
Stock based compensation	2,994	2,994
Capitalized research and development expenses	1,326	1,494
Capitalized start-up and other	861	1,021

Total deferred tax assets	38,740	36,343
Less valuation allowance	(38,740)	(36,343)

Net deferred tax asset	$—	$—

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has established a 100% valuation allowance against its deferred tax asset. The valuation allowance for the period ended March 31, 2003 increased by $2.4 million.

      The difference between the income tax benefit at the statutory of 34% and the company’s effective tax rate is due primarily to the valuation allowance established to offset the deferred tax assets. The provision for income tax is different than the amount computed using the applicable statutory federal income tax rate with the difference for the years summarized below:

Rate reconciliation

	March 31, 2003	March 31, 2002	March 31, 2001

Federal tax benefit	34.00%	34.00%	34.00%
State tax benefit, net of federal	5.83	5.83	5.83
Research and development credits	—	—	3.68
Permanent differences	(0.45)	(2.63)	(20.72)
California net operating loss limitation	(4.23)	(1.45)	6.07
Other	25.16	8.65	2.10
Valuation allowance	(60.31)	(44.40)	(30.96)

Total effective rate	0.00%	0.00%	0.00%

Note 10. Related Party Transactions

      In January 2002, the Company loaned $300,000 to William Park, our Chief Executive Officer. The loan matures on February 1, 2005. Interest, compounded annually and paid in full upon maturity, accrues at a rate of 2.74%. Mr. Park is required to prepay the loan with 50% of the after-tax proceeds of any sale by him of the Company’s common stock and with 100% of any bonus or severance payment to which he becomes entitled prior to the full repayment of the loan. In addition, the loan will become immediately due and payable in full in the event of certain terminations of Mr. Park’s employment. As of March 31, 2003 approximately, $260,000 remained outstanding.

Schedule II

Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to
	Beginning of	Costs and	Deductions	Balance at
	Period	Expenses	Write-Offs	End of Year

	(In thousands)
Fiscal year ended March 31, 2003
Allowance for doubtful accounts	$697	$(36)	$316	$345

Fiscal year ended March 31, 2002
Allowance for doubtful accounts	$883	$501	$687	$697

Fiscal year ended March 31, 2001
Allowance for doubtful accounts	$170	$1,735	$1,022	$883

Fiscal year ended March 31, 2003
Deferred tax asset valuation allowance	$36,343	$2,397	$—	$38,740

Fiscal year ended March 31, 2002
Deferred tax asset valuation allowance	$27,607	$8,736	$—	$36,343

Fiscal year ended March 31, 2001
Deferred tax asset valuation allowance	$10,048	$17,559	$—	$27,607

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference to our Proxy Statement, “Indebtedness of Management.”

Item 14.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Based on the our evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

      (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1.  Financial Statements:

      The financial statements as set forth under Item 8 of this report are incorporated by reference.

      2.     Financial Statement Schedule:

      The financial statements as set forth under Item 8 of this report are incorporated by reference.

      (b) Reports on Form 8-K

      On April 24, 2003, we filed a Form 8-K announcing our financial results for our fourth fiscal quarter ended March 31, 2003.

      (c) Exhibits:

Exhibit
Number	Description

2.1(2)	Agreement and Plan of Reorganization dated as of July 19, 2000, by and among the Registrant, Candlestick Acquisition Corp., MineShare, Inc., David Mariani, as the Founding Shareholder, David Mariani, as Shareholder Representative, and Computershare Investor Services, as Exchange Agent
2.2(2)	Agreement and Plan of Merger among MineShare, Inc. and Candlestick Acquisition Corp. dated as of July 31, 2000
3.1(1)	Form of Amended and Restated Certificate of Incorporation of the Registrant
3.2(1)	Bylaws of the Registrant
4.1(1)	Amended and Restated Investor Rights Agreement
4.2(6)	Registration Rights Agreement, dated July 31, 2000, by and among the Registrant and each of the Stockholders listed on Exhibit A thereto.
10.1(5)	The Registrant’s 1998 Stock Plan, as amended and restated
10.2(1)	The Registrant’s 1999 Employee Stock Purchase Plan
10.3(1)	The Registrant’s 1999 Director Option Plan
10.4(1)	Employment Agreement between the Registrant and David Oppenheimer
10.5(7)	Employment Agreement between the Registrant and Kevin Johnson
10.7(1)	Master Lease Agreement between the Registrant and Comdisco, Inc.
10.8(1)	Standard Form Lease between the Registrant and Casiopea Venture Corporation
10.9(8)	Standard Form Lease between the Registrant and Casiopea Venture Corporation
10.10(1)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers
10.12(6)	Master Loan and Security Agreement between the Registrant and Wells Fargo Equipment Finance, Inc.
10.13(6)	Form of Retention Agreement with Key Employees
10.14(8)	Retention Agreement between the Registrant and William Park
10.15(8)	Retention Agreement between the Registrant and Gerardo Capiel
10.16(8)	Promissory Note of William Park
10.17(9)	Amendment to Retention Agreement between the Registrant and William Park
10.18(9)	Amendment to Retention Agreement between the Registrant and Gerardo Capiel
10.19(4)	Note Conversion Agreement between the Registrant and Enterprise Partners III, Associates, LLP and Enterprise Partners III, LLP, dated as of February 16, 2001

Exhibit
Number	Description

10.20	Transition Agreement by and between the Registrant and Ron Rasmussen dated October 1, 2002
10.21	Transition Agreement and Release by and between the Registrant and Dave Kleinberg dated February 10, 2003
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP (included on page 56 of this Report)
24.1	Power of Attorney (included on page 57 of this Report)
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Digital Impact’s registration statement on Form S-1 (SEC File No. 333-87299) originally filed with the Commission on September 17, 1999, as subsequently amended.

(2)	Incorporated by reference to Digital Impact’s Report on Form 8-K, filed with the Commission on August 14, 2000.

(3)	Incorporated by reference to Digital Impact’s Report on Form 8-K, filed with the Commission on February 16, 2001.

(4)	Incorporated by reference to Exhibit 99.1 of Digital Impact’s Report on Form 8-K filed with the Commission on February 16, 2001.

(5)	Incorporated by reference to Digital Impact’s Registration Statement on Form S-8 (SEC File No. 333-67686) filed with the Securities and Exchange Commission on August 16, 2001.

(6)	Incorporated by reference to Digital Impact’s Report on Form 10-K filed with the Commission on June 13, 2001.

(7)	Incorporated by reference to Digital Impact’s Report on Form 10-Q filed with the Commission on February 14, 2002.

(8)	Incorporated by reference to Digital Impact’s Report on Form 10-K filed with the Commission on June 7, 2002.

(9)	Incorporated by reference to Digital Impact’s Report on Form 10-Q filed with the Commission on February 14, 2003

CONSENT OF INDEPENDENT ACCOUNTANTS

      We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-101435, 333-83032, 333-67686, 333-44782, 333-43714 and 333-34678) of Digital Impact, Inc. of our report dated April 24, 2003 relating to the financial statements and financial statement schedule, which appears in this Form 10-K.

PRICEWATERHOUSECOOPERS LLP

San Jose, California

June 12, 2003

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL IMPACT, INC.

By:	/s/ WILLIAM PARK

William Park
President and Chief Executive Officer

Dated: June 12, 2003

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

Signature	Title	Date

/s/ WILLIAM PARK William Park	President, Chief Executive Officer and Director (Principal Executive Officer)	June 12, 2003

/s/ DAVID OPPENHEIMER David Oppenheimer	Senior Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 12, 2003

/s/ GERARDO CAPIEL Gerardo Capiel	Chief Technology Officer, Director	June 12, 2003

/s/ MICHAEL BROWN Michael Brown	Director	June 12, 2003

/s/ RUTHANN QUINDLEN Ruthann Quindlen	Director	June 12, 2003

/s/ EDWARD J. SPIEGEL Edward J. Spiegel	Director	June 12, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

      I, William Park, certify that:

      1.     I have reviewed this annual report on Form 10-K of Digital Impact, Inc.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 12, 2003

By:	/s/ WILLIAM PARK ______________________________________ William Park

President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

      I, David Oppenheimer, certify that:

      1.     I have reviewed this annual report on Form 10-K of Digital Impact, Inc.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 12, 2003

By:	/s/ DAVID OPPENHEIMER ______________________________________ David Oppenheimer

Chief Financial Officer

Exhibit Index

Exhibit
Number	Description

2.1(2)	Agreement and Plan of Reorganization dated as of July 19, 2000, by and among the Registrant, Candlestick Acquisition Corp., MineShare, Inc., David Mariani, as the Founding Shareholder, David Mariani, as Shareholder Representative, and Computershare Investor Services, as Exchange Agent
2.2(2)	Agreement and Plan of Merger among MineShare, Inc. and Candlestick Acquisition Corp. dated as of July 31, 2000
3.1(1)	Form of Amended and Restated Certificate of Incorporation of the Registrant
3.2(1)	Bylaws of the Registrant
4.1(1)	Amended and Restated Investor Rights Agreement
4.2(6)	Registration Rights Agreement, dated July 31, 2000, by and among the Registrant and each of the Stockholders listed on Exhibit A thereto.
10.1(5)	The Registrant’s 1998 Stock Plan, as amended and restated
10.2(1)	The Registrant’s 1999 Employee Stock Purchase Plan
10.3(1)	The Registrant’s 1999 Director Option Plan
10.4(1)	Employment Agreement between the Registrant and David Oppenheimer
10.5(7)	Employment Agreement between the Registrant and Kevin Johnson
10.7(1)	Master Lease Agreement between the Registrant and Comdisco, Inc.
10.8(1)	Standard Form Lease between the Registrant and Casiopea Venture Corporation
10.9(8)	Standard Form Lease between the Registrant and Casiopea Venture Corporation
10.10(1)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers
10.12(6)	Master Loan and Security Agreement between the Registrant and Wells Fargo Equipment Finance, Inc.
10.13(6)	Form of Retention Agreement with Key Employees
10.14(8)	Retention Agreement between the Registrant and William Park
10.15(8)	Retention Agreement between the Registrant and Gerardo Capiel
10.16(8)	Promissory Note of William Park
10.17(9)	Amendment to Retention Agreement between the Registrant and William Park
10.18(9)	Amendment to Retention Agreement between the Registrant and Gerardo Capiel
10.19(4)	Note Conversion Agreement between the Registrant and Enterprise Partners III, Associates, LLP and Enterprise Partners III, LLP, dated as of February 16, 2001
10.20	Transition Agreement by and between the Registrant and Ron Rasmussen dated October 1, 2002
10.21	Transition Agreement and Release by and between the Registrant and Dave Kleinberg dated February 10, 2003
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP (included on page 56 of this Report)
24.1	Power of Attorney (included on page 57 of this Report)
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Digital Impact’s registration statement on Form S-1 (SEC File No. 333-87299) originally filed with the Commission on September 17, 1999, as subsequently amended.

(2)	Incorporated by reference to Digital Impact’s Report on Form 8-K, filed with the Commission on August 14, 2000.

(3)	Incorporated by reference to Digital Impact’s Report on Form 8-K, filed with the Commission on February 16, 2001.

(4)	Incorporated by reference to Exhibit 99.1 of Digital Impact’s Report on Form 8-K filed with the Commission on February 16, 2001.

(5)	Incorporated by reference to Digital Impact’s Registration Statement on Form S-8 (SEC File No. 333-67686) filed with the Securities and Exchange Commission on August 16, 2001.

(6)	Incorporated by reference to Digital Impact’s Report on Form 10-K filed with the Commission on June 13, 2001.

(7)	Incorporated by reference to Digital Impact’s Report on Form 10-Q filed with the Commission on February 14, 2002.

(8)	Incorporated by reference to Digital Impact’s Report on Form 10-K filed with the Commission on June 7, 2002.

(9)	Incorporated by reference to Digital Impact’s Report on Form 10-Q filed with the Commission on February 14, 2003