Form 10-Q
period 2003-06-30
DIGITAL IMPACT INC /DE/
filed 2003-08-14
CIK 1095105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _____________

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

As of August 12, 2003, there were approximately 32.4 million shares of the Registrant’s Common Stock outstanding.

DIGITAL IMPACT, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DIGITAL IMPACT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended
	June 30,

	2003	2002

Revenues	$10,928	$10,518
Cost of revenues	4,782	4,353

Gross profit	6,146	6,165
Operating expenses:
Research and development	1,443	1,775
Sales and marketing	3,068	3,264
General and administrative	1,688	1,841
Stock-based compensation	25	263
Amortization of purchased intangibles	161	161

Total operating expenses	6,385	7,304

Loss from operations	(239)	(1,139)
Other income and (expense), net	(54)	(54)

Net loss	$(293)	$(1,193)

Net loss per common share – basic and diluted	$(0.01)	$(0.04)

Shares used in net loss per common share calculation – basic and diluted	31,670	29,640

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL IMPACT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	March 31,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$24,761	$23,659
Short-term investments	1,106	108
Accounts receivable, net	6,286	7,903
Prepaid expenses and other current assets	1,592	1,377

Total current assets	33,745	33,047

Property and equipment, net	8,225	8,909
Restricted cash	1,114	1,114
Goodwill	2,002	2,002
Intangible assets	53	214
Other assets	705	731

Total assets	$45,844	$46,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,226	$1,819
Accrued payroll	1,386	1,779
Accrued liabilities	2,423	2,403
Deferred revenues	1,762	1,975
Current portion of capital lease obligations	236	374
Current portion of long term debt	886	1,212

Total liabilities	8,919	9,562

Stockholders’ equity:
Preferred Stock	—	—
Common Stock	31	31
Additional paid-in capital	143,254	142,482

	June 30,	March 31,
	2003	2003

Accumulated other comprehensive loss	(72)	(12)
Unearned stock-based compensation	(59)	(125)
Accumulated deficit	(105,672)	(105,379)
Less treasury stock, at cost	(557)	(542)

Total stockholders’ equity	36,925	36,455

Total liabilities and stockholders’ equity	$45,844	$46,017

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL IMPACT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three months ended
	June 30,

	2003	2002

Net loss	$(293)	$(1,193)

Other comprehensive loss:
Cumulative translation adjustment	(60)	(96)

Net changes in comprehensive loss	(60)	(96)

Comprehensive loss	$(353)	$(1,289)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL IMPACT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	June 30,

	2003	2002

Cash flows from operating activities
Net loss	$(293)	$(1,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,590	1,392
Recovery of bad debts	(70)	(387)
Amortization of unearned stock-based compensation	25	263
Changes in operating assets and liabilities:
Accounts receivable	1,687	616
Prepaid expenses and other current assets	(215)	199
Other assets	26	79
Accounts payable	407	415
Accrued liabilities and accrued payroll	(373)	(605)
Deferred revenue	(213)	610

Net cash provided by operating activities	2,571	1,389

Cash flows from investing activities
Purchases of investments in marketable securities	(998)	—
Maturities of investments in marketable securities	—	1,433
Acquisition of property and equipment	(745)	(468)

Net cash provided by (used in) investing activities	(1,743)	965

Cash flows from financing activities
Principal payments on long-term debt and capital lease obligations	(464)	(792)
Proceeds from issuance of common stock	813	493
Purchases of treasury stock	(15)	(35)

Net cash provided by (used in) financing activities	334	(334)

Effect of exchange rates on cash and cash equivalents	(60)	(96)
Net increase in cash and cash equivalents	1,102	1,924
Cash and cash equivalents at beginning of period	23,659	23,937

Cash and cash equivalents at end of period	$24,761	$25,861

Supplemental non-cash information:
Assets acquired under capital leases	$—	$1,404
Unearned stock-based comprehensive cancellations	$(41)	$(102)

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

Digital Impact derives its revenues from the sale of solutions that enable businesses to proactively communicate with their customers online. Primarily, these services have consisted of the design and execution of online direct marketing campaigns, the development and execution of Customer Acquisition programs and additional services provided by the professional services organization.

Digital Impact is organized into two segments: Customer Marketing and Professional Services. Customer Marketing consists of creating and executing online direct marketing programs. Professional Services include several categories of services designed to improve campaign results.

Note 2. Summary of Significant Accounting Policies

Basis of presentation and liquidity

The consolidated financial statements include the accounts of Digital Impact and its wholly owned subsidiaries. All significant intercompany accounts and balances have been eliminated.

The accompanying interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The accompanying interim consolidated financial statements are unaudited, but in the opinion of management, contain all the normal, recurring adjustments considered necessary to present fairly the financial position, the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. Results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period.

The accompanying interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Digital Impact’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year presentation. The reclassification had no effect on prior year’s stockholders’ equity or results from operations.

The Company incurred a consolidated net loss of approximately $293,000 for the three months ended June 30, 2003 and generated cash of $2.6 million from operating activities for that period, compared to a consolidated net loss of approximately $1.2 million for the three months ended June 30, 2002 and $1.4 million provided by operating activities for that period.

The Company continues to face risks associated with the execution of its strategy. Its future cash flows and capital requirements depend on numerous factors, including market acceptance of our services, competition from new and existing competitors, the amount of resources it invests in its data center infrastructure and new product development, marketing and selling our products and services, its brand promotions and any future acquisitions or divestitures.

The Company’s primary source of liquidity is $24.8 million in cash and cash equivalents, and $1.1 million in short-term investments.

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

Foreign currency translation

The functional currency for the Company’s U.K. subsidiary is the British Pound. Assets and liabilities are translated using the exchange rate at the balance sheet date. Revenues, expenses, gains, and losses are translated using the exchange rate at the end of the month in which the transaction occurred. Translation gains and losses are accumulated as a separate component of stockholders’ equity. Net gains and losses from foreign currency transactions are included in the Condensed Consolidated Statement of Operations and were not significant during any of the periods presented.

Revenue Recognition

The Company generates revenue from the sale of solutions that enable businesses to proactively communicate with its customers online.

Digital Impact applies the provisions of Staff Accounting Bulletin 101 “Revenue Recognition” and recognizes revenue when persuasive evidence of an arrangement exists, the service has been delivered, the fee is fixed or determinable and collection of the resulting receivables is reasonably assured. Customer marketing revenues are recognized on delivery of the campaigns. Revenues attributable to one-time set-up fees for service initiation are deferred and recognized ratably over the term of the client’s service agreement, typically twelve months. Customer Acquisition revenues are derived primarily from programs that assist clients in growing their email lists through the use of third party list rentals. Customer Acquisition programs fall into two general categories: List Rental programs and ProspectNet programs. List Rental programs involve the execution and delivery of email campaigns to a defined number of individuals provided by a third party list rental or email address marketing service. ProspectNet programs involve the strategic placement of a Digital Impact client offer on a third party site for the purpose of generating new opt-in email addresses for the client. Digital Impact contracts with third party providers to deliver secure names of individuals who opt-in to join the client’s email list. Digital Impact is obligated to make payments to third parties for the cost of services associated with the execution of List Rental and ProspectNet programs. Digital Impact accounts for revenues and costs associated with Customer Acquisition programs in accordance with Emerging Issues Task Force Issue No. 99-19 (EITF 99-19), “Reporting Revenue Gross as a Principal versus Net as an Agent.” The cost of Customer Acquisition campaigns are recognized in the period that the programs are executed and are netted against program revenue. The cost of Customer Acquisition campaigns are estimated using Company records of outstanding purchase commitments when final vendor invoices have not been received.

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

Cash, cash equivalents and short-term investments

The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents. The Company has classified its cash and cash equivalents and short-term investments as “available for sale.” These items are carried at fair market value, based on quoted market prices, and unrealized gains and losses are reported as a separate component of accumulated other comprehensive loss in stockholders’ equity. All short-term investments are maintained in certificates of deposit. At June 30, 2003, approximately $1.1 million of cash was pledged as collateral for outstanding letters of credit.

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

The Company’s customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. For the three months ended June 30, 2003 two customers represented 13% and 10% of revenue, respectively. For the three months ended June 30, 2002 one customer represented 13% of revenue. As of June 30, 2003 two customers represented 15% and 12% of accounts receivable, respectively. As of June 30, 2002 one customer represented 16% of accounts receivable.

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

The Company capitalizes certain direct costs incurred in the development of internal use software. For the three months ended June 30, 2003 the Company capitalized approximately $123,000 in software development costs. These costs are being amortized using the straight-line method over the two year estimated useful life of the software, beginning when the software is ready for use. These amounts are included in property and equipment in the accompanying consolidated balance sheet.

Long-lived assets

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the shorter of the estimated useful lives of the assets, generally three to five years, or the lease term, if applicable. Gains and losses upon asset disposal are taken into operations in the quarter of disposition. Maintenance and repairs are charged to operations as incurred.

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

Goodwill

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill is no longer subject to amortization, but rather is subject to at least an annual assessment for impairment.

Income taxes

Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax basis of assets and liabilities, measured at tax rates that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of June 30, 2003, the Company hadrecorded a full valuation allowance against its deferred tax assets.

Recent accounting pronouncements

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees. Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to recognize a liability for obligations it has undertaken in relation to the issuance of a guarantee. It requires that the liability be recorded at fair value on the date that the guarantee is issued. It also requires a guarantor to provide additional disclosures regarding guarantees, including the nature of the guarantee, the maximum potential amount of future payments under the guarantee, the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee, and the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. In June 2003, the FASB issued a FASB Staff Position which indicated that indemnification clauses in software agreements related to intellectual property infringement are subject to disclosure requirements of FIN 45, but not the initial recognition or measurement provisions. The disclosure requirements under FIN 45 are effective for the interim and annual periods ending after December 15, 2002. The recognition and measurement provisions under FIN 45 are effective for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact upon our financial position, cash flows or results of operations.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods commencing after December 15, 2002 and these disclosures are contained in Note 3. The Company will continue to apply the APB 25 provisions and will disclose the fair value information on a proforma basis.

In May 2003, the FASB issue SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect the adoption of SFAS No. 150 to have a material impact upon our financial position, cash flows or results of operations.

Note 3. Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation” (“FSAS No. 123”), as amended by SFAS No. 148, permits companies to measure the compensation cost of stock-based awards based on their estimated fair value at the date of grant and recognize the amount over the related service period. Therefore, as permitted by SFAS No. 123 and SFAS No. 148, the Company accounts for its employee stock option plans under the intrinsic value method, in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense related to the granting of employee stock options is recorded over the vesting period only if, on the date of grant, the fair value of the underlying stock exceeds the option’s exercise price. Digital Impact has adopted the disclosure-only requirements of SFAS No. 123, which allows entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

Had the Company determined compensation expense of employee stock options based on the estimated fair value of the stock options at the grant date, consistent with the guidelines of SFAS No. 123, the net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended
	June 30,

	2003	2002

Net loss, as reported	$(293)	$(1,193)
Add: Stock-based employee compensation expense included in reported net loss	25	263
Deduct: total stock-based compensation determined under fair value based method for all awards	(374)	(1,129)

Pro forma net loss, fair value method for all stock-based awards	$(642)	$(2,059)

Basic and diluted net loss per share:
As reported	$(0.01)	$(0.04)
Pro forma	$(0.02)	$(0.07)

The fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	Stock Options		Employee Stock Purchase Plan

	Three Months Ended June 30,		Three Months Ended June 30,

	2003	2002	2003	2002

Expected volatility	90%	115%	90%	115%
Weighted average risk-free interest rate	2.63%	4.56%	1.18%	2.35%
Expected life	6.5years	6.5years	.75years	.75years
Expected dividends	0%	0%	0%	0%

The weighted average fair value per share of options granted at fair market value for the three months ended June 30, 2003 and 2002 was $1.48 and $2.07, respectively.

The pro forma impact of options on the net loss for the three months ended June 30, 2003 and 2002, may not be representative of the effects on net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

Note 4. Net Loss Per Share Computation

Basic net loss per share is calculated by dividing net loss by the weighted average number of vested common shares outstanding for the period. Diluted net loss per share is calculated giving effect to all dilutive potential common shares, including options. A reconciliation of the numerators and denominators used in the basic and diluted net loss per share amounts follows (amounts in thousands, except per share data):

	Three months ended June 30,

	2003	2002

Numerator:
Net loss	$(293)	$(1,193)

Denominator:
Weighted average common shares outstanding	31,670	29,660
Weighted average unvested common shares subject to repurchase	—	(20)

Denominator for basic and diluted calculation	31,670	29,640

Net loss per common share — basic and diluted	$(0.01)	$(0.04)

     The following outstanding stock options and shares subject to repurchase by the Company have been excluded from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented (in thousands):

	Three months ended June 30,

	2003	2002

Options	7,062	8,587
Shares subject to repurchase	81	338

Note 5. Intangible Assets

Intangible assets consist of the following: (in thousands)

	June 30,	March 31,
	2003	2003

Purchased technology	$1,930	$1,930
Accumulated amortization	(1,877)	(1,716)

	$53	$214

Amortization expense was $161,000 for the three months ended June 30, 2003 and 2002.

The remaining amortization expense of $53,000 will be recognized in the second quarter of fiscal 2004.

Note 6. Restructuring Charges

As a result of a cost reduction program initiated by the Company in the fourth fiscal quarter of 2003, we recorded net restructuring charges of $546,000, which were classified as operating expenses. This involved the involuntary termination of 18 employees, as well as charges for excess real estate related to the closure of our Cupertino facility.

During the first quarter of 2004 no such charges were recorded.

In calculating the restructuring charge associated with future lease commitments we consulted with a third party real estate firm to determine reasonable estimates of future sublease income for our idle space, and to determine the time necessary to identify sublessees. The analysis was performed based on the current real estate market in the Silicon Valley area. Digital Impact’s restructuring charge related to future lease commitments is based on a review of this information. Should market conditions change this information may be updated.

The following table sets forth a summary of the costs and related charges for Digital Impact’s restructuring charges and the balance of restructuring reserves established (in thousands):

		Future Lease
	Severance	Costs	Total

Balance at March 31, 2003	$8	$350	$358
Cash expenditures	$(8)	$(88)	$(96)

Balance at June 30, 2003	$—	$262	$262

As of June 30, 2003, approximately $262,000 remains accrued in “Accrued Liabilities”.

Note 7. Contingencies

In June 2001, a series of putative securities class actions were filed in United States District Court for the Southern District of New York against certain investment bank underwriters for the Company’s initial public offering (“IPO”), the Company, and various of the Company’s officers and directors. The complaints, which have been consolidated under the caption In re Digital Impact, Inc. Initial Public Offering Securities Litigation, Civil Action No. 01-CV-4942, allege undisclosed and improper practices concerning the allocation of the Company’s IPO shares, in violation of the federal securities laws, and seek unspecified damages on behalf of persons who purchased the Company’s stock during the period from November 22, 1999 to December 6, 2000. The Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002, plaintiffs filed an amended complaint. Other actions have been filed making similar allegations regarding the IPOs of more than 300 other companies. All of these lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. Defendants in these cases filed omnibus motions to dismiss on common pleading issues. Oral argument on these omnibus motions to dismiss was held on November 1, 2002. The Company’s officers and directors have been dismissed without prejudice in this litigation. On February 19, 2003, the court granted in part and denied in part the omnibus motion to dismiss. The court’s order did not dismiss any claims against the Company.

A proposal has been made for the settlement and release of claims against the issuer defendants, including the Company, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

On February 28, 2003, a related case, captioned Liu v. Credit Suisse First Boston, et al., Case No. 03-20459, was filed in the United States District Court for the Southern District of Florida. The complaint names as defendants over forty companies and their respective directors and officers, including Digital Impact and two of its officers. The Liu plaintiff is not alleged to have bought or sold Digital Impact stock. The Company anticipates that this new case will be transferred to the United States District Court for the Southern District of New York and coordinated with the existing IPO-related litigation, discussed above. In June 2003, the plaintiffs in this action filed an amended complaint but did not rename the Company or its officers or directors.

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

Professional Services enable clients to enhance marketing programs and improve campaign results. Digital Impact offers clients services in each of the following categories: Strategy, Analysis, Data Management, Solutions Engineering, Web Development, Creative and Customer Acquisition.

The respective revenue and gross profit of each of these segments is as follows (in thousands):

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002

	Customer	Professional		Customer	Professional
	Marketing	Services	Total	Marketing	Services	Total

Revenues	$7,534	$3,394	$10,928	$7,710	$2,808	$10,518

Segment Gross Profit	$4,423	$1,723	$6,146	$4,882	$1,283	$6,165

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of factors including those discussed in “Certain Factors Which May Impact Future Operating Results,” starting on page 24. Any forward-looking statements speak only as of the date such statements are made.

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

We derive our revenues from the sale of solutions that enable businesses to proactively communicate with their customers online. Primarily, these services have consisted of the design and execution of online direct marketing campaigns, the development and execution of Customer Acquisition programs and additional services provided by our professional services organization. Revenue for direct marketing and acquisition campaigns are recognized when persuasive evidence of an arrangement exists, the campaign has been delivered, the fee is fixed or determinable and collection of the resulting receivables is reasonably assured. Revenue generated by our professional service group is typically recognized as the service is provided.

As of June 30, 2003 the Company had 252 full-time employees and 3 contractors.

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

Digital Impact applies the provisions of Staff Accounting Bulletin 101 “Revenue Recognition” and recognizes revenue when persuasive evidence of an arrangement exists, the service has been delivered, the fee is fixed or determinable and collection of the resulting receivables is reasonably assured. Customer marketing revenues are recognized on delivery of the campaigns. Revenues attributable to one-time set-up fees for service initiation are deferred and recognized ratably over the term of the client’s service agreement, typically twelve months. Customer Acquisition revenues are derived primarily from programs that assist clients in growing their email lists through the use of third party list rentals. Customer Acquisition programs fall into two general categories: List Rental programs and ProspectNet programs. List Rental programs involve the execution and delivery of email campaigns to a defined number of individuals provided by a third party list rental or email address matching service. ProspectNet programs involve the strategic placement of a Digital Impact client offer on a third party site for the purpose of generating new opt-in email addresses for the client. Digital Impact contracts with third party providers to deliver secure names of individuals who opt-in to join the client’s email list. Digital Impact is obligated to make payments to third parties for the cost of services associated with the execution of List Rental and ProspectNet programs. Digital Impact accounts for revenues and costs associated with Customer Acquisition programs in accordance with Emerging Issues Task Force Issue No. 99-19 (EITF 99-19), “Reporting Revenue Gross as a Principal versus Net as an Agent.” The cost of Customer Acquisition campaigns are estimated using Company records of outstanding purchase commitments when final vendor invoices have not been received. The cost of Customer Acquisition campaigns are recognized in the period that the programs are executed and are netted against program revenue.

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

Accounting for internal-use software. We account for internal-use software in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Internal-use software costs, including any fees paid to third parties to implement the software, are capitalized beginning when we have determined various factors are present, including among others, that the technology exists to achieve the performance requirements, we have made a decision as to whether we will purchase the software or develop it internally and we have authorized funding for the project. Capitalization of software costs ceases when the software implementation is substantially complete and is ready for its intended use, and the capitalized costs are amortized over the software’s estimated useful life (generally one to two years) using the straight-line method. The estimated useful life is based on technical and marketing management judgment as to the product or feature life cycle. For the three months ended June 30, 2003, we capitalized $123,000 related to internal-use software costs, none of which has been subject to amortization based upon deployment dates of the related projects.

When events or circumstances indicate the carrying value of internal use software might not be recoverable, we assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, if it is no longer probable that computer software being developed will be placed in service, the asset will be adjusted to the lower of its carrying value or fair value, if any, less direct selling costs. Any such adjustment would result in an expense in the period recorded, which could have a material adverse effect on our Consolidated Statement of Operations. As of June 30, 2003, we believe that no such impairment of internal-use software existed.

Allowance for doubtful accounts. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Specifically, management must make estimates of the uncollectable portion of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debt experience, customer account disputes, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $6.3 million, net of allowance for doubtful accounts of $275,000, as of June 30, 2003.

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

When we determine that the carrying value of intangible assets, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any potential impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and goodwill amounted to $10.3 million as of June 30, 2003.

Accounting for Stock-Based Compensation

The Company accounts for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25”). Under the intrinsic value method, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s Consolidated Statement of Operations. We believe this method is appropriate for the Company because it avoids the volatility of other expense methods which determine stock compensation expense typically by using the Black-Scholes option pricing model which was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require input of highly subjective assumptions including the expected stock price volatility.

We have currently elected to apply the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with the provisions of SFAS No. 123, the Company applies APB No. 25, and related interpretations in accounting for its stock option plans.

Results of Operations

The following table sets forth selected data for the periods indicated as a percentage of total revenues. These operating results are not necessarily indicative of results for any future periods.

	Three Months Ended
	June 30,

	2003		2002

Net Revenue:
Customer marketing	$7,534	69%	$7,710	73%
Professional services	3,394	31%	2,808	27%

Total net revenue	10,928	100%	$10,518	100%

Cost of revenue:
Customer marketing	3,111	29%	2,828	27%
Professional services	1,671	15%	1,525	14%

Cost of revenue	4,782	44%	4,353	41%

Gross profit	6,146	56%	6,165	59%

Operating expenses:
Research and development	1,443	13%	1,775	17%
Sales and marketing	3,068	28%	3,264	31%
General and administrative	1,688	15%	1,841	17%
Stock-based compensation	25	0%	263	2%
Amortization of purchased intangibles	161	2%	161	2%

Total operating expenses	6,385	58%	7,304	69%
Loss from operations	(239)	(2%)	(1,139)	(11%)

Interest (expense) income, net	(54)	(1%)	(54)	0%

Net loss	$(293)	(3%)	$(1,193)	(11%)

Three Months Ended June 30, 2003 and 2002

Revenues

Our Customer Marketing business provides clients with comprehensive solutions for creating and executing online direct marketing programs. Our solutions are designed to enable marketers to drive revenue and deepen customer relationships with a comprehensive process that includes: collecting and managing customer information, analyzing the information to determine ideal segments and offers, and delivering highly relevant, individualized email messages. Customer Marketing represented 69% and 73% of revenue for the three months ended June 30, 2003 and 2002, respectively.

The Professional Services group provides expertise to enhance marketing programs and improve results. Digital Impact offers clients services in each of the following categories: Strategy, Analysis, Data Management, Solutions Engineering, Web Development, Creative and Customer Acquisition. Professional Services represented 31% and 27% of revenue for the three months ended June 30, 2003 and 2002, respectively.

Total revenues increased by 4% to $10.9 million for the three months ended June 30, 2003 from $10.5 million for the three months ended June 30, 2002. The increase was primarily due to a 23% increase in email volume and growth in professional services from 27% to 31% of total revenue, offset by price erosion over the twelve-month period.

Future revenue growth will be driven by higher email volume and additional clients, offset by price erosion.

Cost of Revenues

Cost of revenue consists primarily of expenses relating to the delivery of online direct marketing services, including personnel costs of our services staff, the amortization of equipment, purchased and licensed technology, and data center expenses.

Total cost of revenues increased 9% to $4.8 million for the three months ended June 30, 2003 from $4.4 million for the three months ended June 30, 2002.

The increase in costs of revenues was primarily related to a $410,000 increase in depreciation expense related to the expansion of our data center infrastructure and a $140,000 increase in personnel expenses, offset by a $190,000 reduction in data center rent.

Gross margin decreased to 56% for the three months ended June 30, 2003 from 59% for the three months ended June 30, 2003. The decrease is primarily the result of higher depreciation expense related to investments made in our data center infrastructure to support higher email volume and erosion in pricing over the twelve-month period.

Gross margins for Customer Marketing were 59% and 64% for the three months ended June 30, 2003 and 2002, respectively. The decrease in gross margins is primarily the result of higher depreciation expense related to investments made in our data center infrastructure to support higher email volume and erosion in pricing over the twelve-month period.

Gross margins for Professional Services were 51% and 43% for the three months ended June 30, 2003 and 2002, respectively. The increase in gross margins is the result of higher utilization rates for our Professional Service personnel as revenue growth exceeded cost growth.

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

We allocate the total cost for information services and facilities to each of the functional areas that use the information services and facilities based on each area’s relative headcount. These allocated charges include rent and other facilities related costs, communication charges and depreciation charges for furniture and office equipment.

Total operating expenses for the three months ended June 30, 2003 and 2002, also include non-cash expenses related to stock-based compensation and the amortization of purchased intangibles.

Research and Development. Research and development expenses consist primarily of personnel related costs, outside contractor costs, and software and hardware maintenance costs. Research and development expenses declined by 19% to $1.4 million for the quarter ended June 30, 2003 from $1.8 million for the quarter ended June 30, 2002. The decline is primarily a result of a $350,000 reduction in personnel and allocated expenses, related to the reduction in our engineering and contractor staff and the capitalization of internal-use software. We capitalized $123,000 for internally developed software for the three months ended June 30, 2003. We expect research and development expense to remain approximately equal to current levels which represents a decrease in absolute dollars and a decrease in the percentage of revenue from the prior fiscal year. Research and development expense is substantially dependent on the level of development activity and related staffing.

Sales and Marketing. Sales and marketing expenses consist of personnel and related costs of our direct sales force and marketing staff and marketing expenses for trade shows, advertisements, promotional activities and media events. Sales and marketing expenses decreased 6% to $3.1 million for the three months ended June 30, 2003 from $3.3 million for the three months ended June 30, 2002. The decrease was primarily due to a $400,000 decline in personnel and allocated expenses and a $50,000 reduction in recruiting and outside consulting expense, offset by a $130,000 increase in marketing and professional development expenses. If sales growth were to exceed expectations, sales and marketing expense may increase in line with revenue growth.

General and Administrative. General and administrative expenses consist primarily of personnel and related costs for general corporate operations, including information technology services, finance, accounting, human resources, facilities and legal. General and administrative expenses declined by 8% to $1.7 million for the three months ended June 30, 2003 from $1.8 million for the three months ended June 30, 2002. The overall decrease was primarily the result of lower personnel expenses and allocated overhead. During the fiscal year ending March 31, 2004, we expect general and administrative expenses to increase slightly in absolute dollars from fiscal 2003 and to decline as a percentage of revenue.

Stock-based Compensation Stock-based compensation, a non-cash expense, decreased 90% to $25,000 for the three months ended June 30, 2003 from $263,000 for the three months ended June 30, 2002. The decline was primarily due to our use of the accelerated method of amortization for our employee stock-based compensation arrangements plus the reversal of balances of unamortized stock-based compensation as a result of employee terminations. As of June 30, 2003, approximately $59,000 of unearned stock-based compensation remains to be amortized.

Amortization of Purchased Intangibles. Amortization of purchased intangibles consists of the amortization of purchased technology from our July 2000 acquisition of MineShare. Prior to the quarter-ended September 30, 2002 amortization of purchased intangibles was a component of research and development expense. These amounts have been reclassified to conform to the current period presentation. Amortization of purchased intangibles was $161,000 for the three months ended June 30, 2003 and 2003.

As of June 30, 2003, approximately $53,000 of purchased intangibles remains to be amortized in the second fiscal quarter ending September 30, 2003.

Other Income and (expense). Other income and (expense) was ($54,000) for the three months ended June 30, 2003 and 2002. Other expenses relate primarily to interest paid on long-term debt. Other income relates to interest income on cash, cash equivalents and short-term investments. For the three months ended June 30, 2003 lower interest paid on long-term debt was offset by lower interest income resulting from lower prevailing interest rates.

Income taxes. No provision for federal and state income taxes was recorded as we incurred net operating losses from inception through June 30, 2003. Due to the uncertainty regarding the ultimate utilization of the net operating loss carryforwards, we have not recorded any benefit for losses and a valuation allowance has been recorded for the entire amount of the net deferred tax asset. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. If we should have an ownership change, as defined for tax purposes, utilization of the carryforwards could be restricted. In addition, sales of our stock, including shares sold in the initial public offering, may further restrict our ability to utilize our net operating loss carryforwards.

Liquidity and Capital Resources

As of June 30, 2003, we had $25.9 million in cash, cash equivalents and short-term investments and working capital of $24.8 million. In addition, as of June 30, 2003, we had $1.1 million in restricted cash supporting letters of credit issued against certain contractual lease obligations.

For the three months ended June 30, 2003 our operating activities generated net cash of $2.6 million compared to $1.4 million for the three months ended June 30, 2002. Net cash generated by operating activities for the three months ended June 30, 2003 consisted of the net loss of $293,000, offset by non-cash items of $1.5 million and an increase in cash of $1.3 million arising from changes in operating assets and liabilities, primarily as a result of decreases in accounts receivable and increases in accounts payable offset by increases in prepaid expenses and other current assets and decreases in accrued liabilities, accrued payroll and deferred revenue. Net cash generated by operating activities for the three months ended June 30, 2002 consisted of the net loss of $1.2 million, offset by non-cash items of $1.3 million and an increase in cash of $1.3 million arising from changes in operating assets and liabilities, primarily as a result of decreases in accounts receivable, prepaid and other current assets and other current assets and increases in accounts payable and deferred revenue offset by decreases in accrued liabilities and accrued payroll.

Investing activities generally relate to property and equipment purchases and the purchases of investments, offset by cash provided from the sales and maturity of investments. Our investing activities used net cash of $1.7 million for the three months ended June 30, 2003 compared to $1.0 million generated by investing activities for the three months ended June 30, 2002. Net cash used in investing activities for the three months ended June 30, 2003 related to acquisitions of property and equipment totaling $745,000 and purchases of short-term investments totaling $1.0 million. Net cash generated by investing activities for the three months ended June 30, 2002 was attributable to maturities of investments in marketable securities of $1.4 million, offset by acquisition of property and equipment of approximately $500,000

For the three months ended June 30, 2003, our financing activities provided net cash of $334,000 compared to $334,000 used in financing activities for the three months ended June 30, 2002. Net cash provided by financing activities for the three months ended June 30, 2003 consisted of proceeds from option exercises and employee stock plan purchase totaling $813,000, offset by principal payments on long-term debt totaling $464,000 and purchases of treasury stock totaling $15,000. Net cash used by financing activities for the three months ended June 30, 2002 was attributable primarily to payments on long-term debt and leases, partially offset by proceeds from the exercise of stock options and the purchase of shares through our employee stock purchase plan.

We are committed to making cash payments in the future on three types of contracts: notes payable, capital leases and non-cancelable operating leases. We have no off-balance sheet debt or other such unrecorded obligations and we have not guaranteed the debt of any other party. We had borrowings in the form of notes payable and capital leases totaling $1.1 million, payable in monthly installments through March 2004, with a weighted average interest rate of 14%. Our credit agreements place restrictions on our ability to pay dividends. We have a term loan that contains a cash covenant, which requires that we maintain a minimum of $11.5 million in unrestricted cash and cash equivalents. In the event that the covenant is violated the loan is immediately callable. As of June 30, 2003, there was $865,000 outstanding under this loan agreement.

Digital Impact has made certain commercial commitments that extend beyond our fiscal year ending March 31, 2004. These commitments include letters of credit obtained from a financial institution in lieu of a security deposit for leased office space. The aggregate amount of the letters of credit is classified as restricted cash and held in long-term other assets.

Below is a schedule of the future payments that we are obligated to make based on agreements in place as of June 30, 2003:

		Nine Months
		Ended	Year Ended March 31,
		March 31,
	Total	2004	2005	2006	2007	2008

	(in thousands)
Contractual Obligations:
Notes payable	$886	$886	$—	$—	$—	$—
Capital leases	250	250	—	—	—	—
Operating leases	10,521	2,859	2,864	2,270	2,324	204

Total Contractual Obligations	$11,657	$3,995	$2,864	$2,270	$2,324	$204

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

The Company’s primary source of liquidity is $25.9 million in cash and cash equivalents, and short-term investments. The Company believes it has the necessary financial resources to fund its working capital needs, capital expenditures and other business requirements for at least the next 12 months.

Recent Accounting Pronouncements

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees. Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to recognize a liability for obligations it has undertaken in relation to the issuance of a guarantee. It requires that the liability be recorded at fair value on the date that the guarantee is issued. It also requires a guarantor to provide additional disclosures regarding guarantees, including the nature of the guarantee, the maximum potential amount of future payments under the guarantee, the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee, and the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. In June 2003, the FASB issued a FASB Staff Position which indicated that indemnification clauses in software agreements related to intellectual property infringement are subject to disclosure requirements of FIN 45, but not the initial recognition or measurement provisions. The disclosure requirements under FIN 45 are effective for the interim and annual periods ending after December 15, 2002. The recognition and measurement provisions under FIN 45 are effective for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact upon our financial position, cash flows or results of operations.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods commencing after December 15, 2002 and these disclosures are contained in Note 3. The Company will continue to apply the APB 25 provisions and will disclose the fair value information on a proforma basis.

In May 2003, the FASB issue SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect the adoption of SFAS No. 150 to have a material impact upon our financial position, cash flows or results of operations.

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

Our clients’ marketing and advertising expenditures tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. The overall market for marketing and advertising services, including Internet marketing and advertising services, has been characterized in recent quarters by increasing softness of demand and lower prices. We also cannot assure you that if economic conditions improve, marketing budgets and advertising spending will increase from current levels. A continued decline in the economic prospects of our clients or the economy in general could alters pending priorities or increase the time it takes to close a sale with a prospective client. As a result, our revenues from marketing services may decline significantly in any given period.

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

If businesses and consumers fail to accept online direct marketing as a means to attract and retain customers, demand for our services may not develop and the price of our stock could decline.

The market for online direct marketing services is relatively new and rapidly evolving, and our business may be harmed if sufficient demand for our services does not develop. Our current and planned services are very different from the traditional methods that many of our clients have historically used to attract new customers and maintain customer relationships.

Recent trends in the online direct marketing industry, such as the dramatic increase in the amount of unsolicited commercial email (often referred to as “spam”) in recipients’ inboxes, may cause businesses and consumers to reject email as a direct marketing medium, and the price of our stock might decline as a result.

The loss of a major client could result in lower than expected revenues.

The loss of a major client could harm our business. While only two clients each accounted for more than 10% of our revenues for the three months ended June 30, 2003, the loss of one of these clients or another major client could have a material adverse effect on our business and results of operations.

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

In addition, AOL and other Internet service providers are able to block messages from reaching their users. Recent releases of Internet service provider software and the implementation of stringent new policies by Internet service providers have caused periodic temporary blockages of our ability to successfully deliver emails to their customers. We continually improve our own technology and work with Internet service providers to improve our ability to successfully deliver our emails. However, if Internet service providers materially limit or halt the delivery of our emails, or if we fail to deliver emails in such a way as to be compatible with these companies’ email handling technologies, then the amount we may be able to charge our clients for producing and sending their online direct marketing campaigns may be reduced and our clients may discontinue their use of our services. In addition, the effectiveness of email marketing may decrease as a result of increased consumer resistance to email marketing in general.

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

Our ability to successfully compete is substantially dependent upon our internally developed technology and intellectual property, which we protect through a combination of patent, copyright, trade secret and trademark law, as well as contractual obligations. We have one issued U.S. patent and have four U.S. patent applications pending. We have several registered U.S. trademarks and have several more applications pending in the U.S., Europe and Japan. We may not be able to protect our proprietary rights. Unauthorized parties may attempt to obtain and use our proprietary information. Policing unauthorized use of our proprietary information is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

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

Foreign Currency Risk

For the period from our inception through June 30, 2003, we provided our services to clients primarily in the United States. As a result, our financial results have not been materially affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The majority of our sales are currently denominated in U.S. dollars. We have a subsidiary in the United Kingdom which, to date, has had minimal operations and minimal foreign currency sales. The effect of foreign exchange rates fluctuations on operations were not material for the three months ended June 30, 2003 and June 30, 2002, respectively.

As the operations of this subsidiary expand, our future operating results could be directly impacted by changes in foreign currency exchange rates or economic conditions in this region. As of June 30, 2003, we had $187,000 in cash and cash equivalents denominated in foreign currencies.

Item 4. Control and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In June 2001, a series of putative securities class actions were filed in United States District Court for the Southern District of New York against certain investment bank underwriters for the Company’s initial public offering (“IPO”), the Company, and various of the Company’s officers and directors. The complaints, which have been consolidated under the caption In re Digital Impact, Inc. Initial Public Offering Securities Litigation, Civil Action No. 01-CV-4942, allege undisclosed and improper practices concerning the allocation of the Company’s IPO shares, in violation of the federal securities laws, and seek unspecified damages on behalf of persons who purchased the Company’s stock during the period from November 22, 1999 to December 6, 2000. The Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002, plaintiffs filed an amended complaint. Other actions have been filed making similar allegations regarding the IPOs of more than 300 other companies. All of these lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. Defendants in these cases filed omnibus motions to dismiss on common pleading issues. Oral argument on these omnibus motions to dismiss was held on November 1, 2002. The Company’s officers and directors have been dismissed without prejudice in this litigation. On February 19, 2003, the court granted in part and denied in part the omnibus motion to dismiss. The court’s order did not dismiss any claims against the Company.

A proposal has been made for the settlement and release of claims against the issuer defendants, including the Company, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

On February 28, 2003, a related case, captioned Liu v. Credit Suisse First Boston, et al., Case No. 03-20459, was filed in the United States District Court for the Southern District of Florida. The complaint names as defendants over forty companies and their respective directors and officers, including Digital Impact and two of its officers. The Liu plaintiff is not alleged to have bought or sold Digital Impact stock. The Company anticipates that this new case will be transferred to the United States District Court for the Southern District of New York and coordinated with the existing IPO-related litigation, discussed above. In June 2003, the plaintiffs in this action filed an amended complaint but did not rename the Company or its officers or directors.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

Exhibit No.	Description

31.1	Certification Pursuant to Rule 13-A or 15-D-14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.2	Certification Pursuant to Rule 13-A or 15-D-14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith.

32.1	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, furnished herewith.[1]

32.2	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer, furnished herewith.[1]

[1] This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

b)	Reports on Form 8-K

On April 24, 2003, Digital Impact filed a Form 8-K announcing our financial results for our fourth fiscal quarter ended March 31, 2003.

Subsequent to the quarter ended, on July 24, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission. The Current Report on Form 8-K includes a copy of our press release dated July 24, 2003, reporting our results of operations and financial condition for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2003

DIGITAL IMPACT, INC. (Registrant)

/S/ WILLIAM PARK

William Park
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

/S/ DAVID OPPENHEIMER

David Oppenheimer
Sr. Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Rule 13-A or 15-D-14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.2	Certification Pursuant to Rule 13-A or 15-D-14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith.

32.1	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, furnished herewith. 1

32.2	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer, furnished herewith. 1

1 This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.