Form 10-Q
period 2003-09-30
DIGITAL IMPACT INC /DE/
filed 2003-11-13
CIK 1095105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

As of November 7, 2003, there were approximately 32.9 million shares of the Registrant’s Common Stock outstanding.

DIGITAL IMPACT, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DIGITAL IMPACT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues	$10,924	$11,128	$21,852	$21,646
Cost of revenues	4,741	4,502	9,523	8,855

Gross profit	6,183	6,626	12,329	12,791
Operating expenses:
Research and development	1,279	1,943	2,722	3,718
Sales and marketing	2,910	3,743	5,978	7,007
General and administrative	1,750	1,759	3,438	3,600
Stock-based compensation	17	165	42	428
Amortization of purchased intangibles	53	161	214	322

Total operating expenses	6,009	7,771	12,394	15,075

Income (loss) from operations	174	(1,145)	(65)	(2,284)
Other income and (expense), net	(66)	(18)	(120)	(72)

Net income (loss)	$108	$(1,163)	$(185)	$(2,356)

Basic net income (loss) per share	$0.00	$(0.04)	$(0.01)	$(0.08)

Weighted average shares used in basic net income (loss) per share	32,780	29,990	32,240	29,830

Diluted net income (loss) per share	$0.00	$(0.04)	$(0.01)	$(0.08)

Weighted average shares used in diluted net income (loss) per share	35,662	29,990	32,240	29,830

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL IMPACT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	March 31,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$22,458	$23,659
Short-term investments	1,603	108
Accounts receivable, net	9,182	7,903
Prepaid expenses and other current assets	1,725	1,377

Total current assets	34,968	33,047

Property and equipment, net	7,171	8,909
Restricted cash	1,163	1,114
Goodwill	2,002	2,002
Intangible assets	—	214
Other assets	645	731

Total assets	$45,949	$46,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,627	$1,819
Accrued payroll	1,359	1,779
Accrued liabilities	1,953	2,403
Deferred revenues	1,923	1,975
Current portion of capital lease obligations	120	374
Current portion of long term debt	570	1,212

Total liabilities	7,552	9,562

Stockholders’ equity:
Preferred Stock	—	—
Common Stock	31	31
Additional paid-in capital	144,636	142,482

	September 30,	March 31,
	2003	2003

Accumulated other comprehensive loss	(79)	(12)
Unearned stock-based compensation	(46)	(125)
Accumulated deficit	(105,564)	(105,379)
Less treasury stock, at cost	(581)	(542)

Total stockholders’ equity	38,397	36,455

Total liabilities and stockholders’ equity	$45,949	$46,017

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL IMPACT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss)	$108	$(1,163)	$(185)	$(2,356)

Other comprehensive loss:
Cumulative translation adjustment	(7)	(48)	(67)	(144)

Net changes in comprehensive income (loss)	(7)	(48)	(67)	(144)

Comprehensive income (loss)	$101	$(1,211)	$(252)	$(2,500)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL IMPACT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,

	2003	2002

Cash flows from operating activities
Net loss	$(185)	$(2,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,926	3,102
Recovery of bad debts	(70)	(374)
Amortization of unearned stock-based compensation	42	428
Loss on disposal of fixed assets	78	—
Changes in operating assets and liabilities:
Accounts receivable	(1,209)	(389)
Prepaid expenses and other current assets	(348)	82
Restricted cash	(49)	27
Other assets	86	114
Accounts payable	(192)	1,784
Accrued liabilities and accrued payroll	(870)	46
Deferred revenue	(52)	761

Net cash provided by operating activities	157	3,225

Cash flows from investing activities
Purchases of investments in marketable securities	(1,495)	—
Maturities of investments in marketable securities	—	1,433
Acquisition of property and equipment	(1,052)	(3,081)

Net cash used in investing activities	(2,547)	(1,648)

Cash flows from financing activities
Principal payments on long-term debt and capital lease obligations	(896)	(1,980)
Proceeds from issuance of common stock	2,191	536
Purchases of treasury stock	(39)	(58)

Net cash provided by (used in) financing activities	1,256	(1,502)

Effect of exchange rates on cash and cash equivalents	(67)	(144)
Net decrease in cash and cash equivalents	(1,201)	(69)
Cash and cash equivalents at beginning of period	23,659	23,937

Cash and cash equivalents at end of period	$22,458	$23,868

Supplemental non-cash information:
Assets acquired under capital leases	$—	$1,404
Unearned stock-based comprehensive cancellations	$(37)	$(217)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL IMPACT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company

Digital Impact, Inc. (the “Company”) was incorporated in California in October 1997 and reincorporated in Delaware in October 1999. Digital Impact is the premier provider of online direct marketing solutions for enterprises. The Company solutions enable corporations to create and deliver online direct marketing programs that drive revenue, influence behavior and deepen customer relationships. The Company solutions provide customer insight and powerful program execution through a combination of hosted applications, technology infrastructure and world class services.

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

Note 2. Summary of Significant Accounting Policies

Basis of presentation and liquidity

The consolidated financial statements include the accounts of Digital Impact and its wholly owned subsidy. All significant intercompany accounts and balances have been eliminated.

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

The Company generated consolidated net income of approximately $108,000 for the three months ended September 30, 2003 and incurred a consolidated net loss of approximately $185,000 for the six months ended September 30, 2003 compared to a consolidated net loss of $1.2 million and $2.4 million for the three months and six months ended September 30, 2002, respectively. The Company generated cash of $157,000 from operating activities for the six months ended September 30, 2003, compared to $3.2 million provided by operating activities for the six months ended September 30, 2002.

The Company continues to face risks associated with the execution of its strategy. Future cash flows and capital requirements depend on numerous factors, including market acceptance of its services, competition from new and existing competitors, the amount of resources it invests in its data center infrastructure and new product development, marketing and selling its products and services, brand promotions and any future acquisitions or divestitures.

The Company’s primary source of liquidity is $22.5 million in cash and cash equivalents, and $1.6 million in short-term investments.

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

Digital Impact applies the provisions of Staff Accounting Bulletin 101 “Revenue Recognition” and recognizes revenue when persuasive evidence of an arrangement exists, the service has been delivered, the fee is fixed or determinable and collection of the resulting receivables is reasonably assured. Customer Marketing revenues are recognized upon sending the campaigns. Revenues attributable to one-time set-up fees for service initiation are deferred and recognized ratably over the term of the client’s service agreement, typically twelve months. Customer Acquisition revenues are derived primarily from programs that assist clients in growing their email lists through the use of third-party list rentals. Customer Acquisition programs fall into two general categories: List Rental programs and ProspectNet programs. List Rental programs involve the execution and delivery of email campaigns to a defined number of individuals provided by a third-party list rental or email address marketing service. ProspectNet programs involve the strategic placement of a Digital Impact client offer on a third-party site for the purpose of generating new opt-in email addresses for the client. Digital Impact contracts with third-party providers to deliver names of individuals who opt-in to join the client’s email list. Digital Impact is obligated to make payments to third parties for the cost of services associated with the execution of List Rental and ProspectNet programs. Digital Impact accounts for revenues and costs associated with Customer Acquisition programs in accordance with Emerging Issues Task Force Issue No. 99-19 (EITF 99-19), “Reporting Revenue Gross as a Principal versus Net as an Agent.” The cost of Customer Acquisition campaigns are recognized in the period that the programs are executed and are netted against program revenue. The cost of Customer Acquisition campaigns are estimated using Company records of outstanding purchase commitments when final vendor invoices have not been received.

Digital Impact recognizes revenue net of third-party costs because the majority of client and supplier contracts have the following characteristics: the supplier, not the Company, is the primary obligor in the arrangement, the Company has limited latitude in establishing the price charged to the client, the Company’s credit risk is sometimes mitigated by receiving prepayment or reduced credit terms from its clients before ordering from the supplier, the Company does not maintain any inventory related to Customer Acquisition programs, the Company does not make changes to any data acquired from the supplier, and the client approves the supplier selection and the service specifications.

Digital Impact provides other complementary services to clients, such as strategy, solutions engineering, web-page development, creative design and data analytics. These services are typically billed on an hourly rate. The revenue for engagements that support the delivery of future products and services, such as targeted solutions, is deferred at the time of delivery and recognized pro-rata over the future periods of usage. The period over which the revenue is recognized varies, generally between one and twelve months, depending on the term of the contract or the estimated period of usage. Management uses their best estimates to determine the appropriate period for revenue deferral.

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

Short-term investments consist of certificates of deposit and are classified as current assets because they have a maturity of less than one year.

Digital Impact classifies short-term investments as available-for-sale. Accordingly, these investments are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity. Digital Impact realizes gains or losses when these investments are sold using the specific identification method. Digital Impact has not recognized any material gains of losses from the sale of short-term investments.

Restricted cash of $1.2 million at September 30, 2003 represents cash pledged as collateral for letters of credit that secure our operating leases.

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

The Company’s customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. For the six months ended September 30, 2003, two customers represented 13% and 11% of revenue, respectively. For the six months ended September 30, 2002, one customer represented 13% of revenue. As of September 30, 2003, one customer represented 21% of accounts receivable. As of September 30, 2002, one customer represented 19% of accounts receivable.

Research and development expense

Research and development expense consists primarily of salary and related personnel expense, consulting fees and other operating expenses related to research and development departments. The research and development departments perform new product development, enhance and maintain existing products and perform quality assurance. With the exception of capitalized software development costs, research and development costs are expensed as incurred.

The Company follows the provisions outlined in Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” related to the treatment of costs.

The Company capitalizes certain direct costs incurred in the development of internal use software. For the six months ended September 30, 2003, the Company capitalized approximately $176,000 in software development costs. These costs will be amortized using the straight-line method over the two-year estimated useful life of the software, beginning when the software is ready for use. These amounts are included in property and equipment in the accompanying consolidated balance sheet.

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

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimate undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Goodwill

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill is no longer subject to amortization, but rather is subject to at least an annual assessment for impairment.

Income taxes

Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax basis of assets and liabilities, measured at tax rates that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of September 30, 2003, the Company had recorded a full valuation allowance against its deferred tax assets.

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

In November 2002, the EITF reached consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact upon our financial position, cash flows or results of operations.

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

In May 2003, the FASB issue SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a material impact upon our financial position, cash flows or results of operations.

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

Had the Company determined compensation expense of employee stock options based on the estimated fair value of the stock options at the grant date, consistent with the guidelines of SFAS No. 123, the net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss), as reported	$108	$(1,163)	$(185)	$(2,356)
Add: Stock-based employee compensation expense included in reported net loss	17	165	42	428
Deduct: total stock-based compensation determined under fair value based method for all awards	(346)	(811)	(720)	(1,940)

Pro forma net loss, fair value method for all stock-based awards	$(221)	$(1,809)	$(863)	$(3,868)

Basic net income (loss) per share:
As reported	$0.00	$(0.04)	$(0.01)	$(0.08)
Pro forma	$(0.01)	$(0.06)	$(0.03)	$(0.13)
Diluted net income (loss) per share:
As reported	$0.00	$(0.04)	$(0.01)	$(0.08)
Pro forma	$(0.01)	$(0.06)	$(0.03)	$(0.13)

The fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following assumptions:

	Stock Options

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Expected volatility	90%	90%	90%	90%
Weighted average risk-free interest rate	2.92%	3.56%	2.78%	4.21%
Expected life	4 years	6.5 years	4 to 6.5 years	6.5 years
Expected dividends	0%	0%	0%	0%

	Employee Stock Purchase Plan

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Expected volatility	90%	90%	90%	90%
Weighted average risk-free interest rate	1.18%	2.20%	1.28%	2.26%
Expected life	.75 years	.75 years	.75 years	.75 years
Expected dividends	0%	0%	0%	0%

The weighted average fair value per share of options granted at fair market value for the three and six months ended September 30, 2003 was $2.53 and $2.02, respectively, and the weighted average fair value per share of options granted at fair market value for the three and six months ended September 30, 2002 was $1.47 and $1.86, respectively.

The pro forma impact of options on the net loss for the three and six months ended September 30, 2003 and 2002, may not be representative of the effects on net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

Note 4. Net Income (Loss) Per Share Computation

Basic net income (loss) per common share excludes the effect of potentially dilutive securities and is computed by dividing the net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted net income (loss) per share adjusts this calculation to reflect the impact of outstanding stock options and shares subject to repurchase to the extent that their inclusion would have a dilutive effect on net income (loss) per share for the reporting period. The following is a reconciliation of the numerator and denominators used in the basic and diluted net income (loss) per share amounts (in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Numerator:
Numerator for basic and diluted per share amounts - net income (loss)	$108	$(1,163)	$(185)	$(2,356)

Denominator:
Denominator for basic net income (loss) per share – weighted average shares	32,780	29,990	32,240	29,830
Effect of dilutive securities: stock options and shares subject to repurchase	2,882	—	—	—

Denominator for diluted net income (loss) per share	35,662	29,990	32,240	29,830
Basic net income (loss) per share	$0.00	$(0.04)	$(0.01)	$(0.08)
Diluted net income (loss) per share	$0.00	$(0.04)	$(0.01)	$(0.08)

For the three month period ended September 30, 2003, approximately 1.1 million outstanding, out-of-the-money stock options were not included in the computation of diluted net income per share because to do so would have an antidilutive effect for the period. For the six month period ended September 30, 2003, approximately 5.8 million outstanding options and approximately 100,000 shares subject to repurchase were not included in the computation of diluted net loss per share because to do so would have an antidilutive effect for the period. For each of the three and six months ended September 30, 2002, approximately 8.2 million outstanding options, and 442,000 shares subject to repurchase were not included in the computation of diluted net loss per share because to do so would have an antidilutive effect for the periods.

Note 5. Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30,	March 31,
	2003	2003

Purchased technology	$1,930	$1,930
Accumulated amortization	(1,930)	(1,716)

	$—	$214

Amortization expense was $53,000 and $161,000 for the three months ended September 30, 2003 and 2002, respectively. Amortization expense was $214,000 and $322,000 for the six months ended September 30, 2003 and 2002, respectively. Intangible assets have been fully amortized as of September 30, 2003.

Note 6. Restructuring Charges

As a result of a cost reduction program initiated by the Company in the fiscal quarter ended March 31, 2003, we recorded net restructuring charges of $546,000, which were classified as operating expenses. This involved the involuntary termination of 18 employees, as well as charges for excess real estate related to the closure of our Cupertino facility.

During the first six months of fiscal 2004, no such charges were recorded.

In calculating the restructuring charge associated with future lease commitments we consulted with a third party real estate firm to determine reasonable estimates of future sublease income for our idle space, and to determine the time necessary to identify sublessees. The analysis was performed based on the current real estate market in the Silicon Valley area. Digital Impact’s restructuring charge related to future lease commitments is based on a review of this information. Should market conditions change, this information may be updated.

The following table sets forth a summary of the costs and related charges for Digital Impact’s restructuring charges and the balance of restructuring reserves established (in thousands):

		Future Lease
	Severance	Costs	Total

Balance at March 31, 2003	$8	$350	$358
Cash expenditures	$(8)	$(176)	$(184)

Balance at September 30, 2003	$—	$174	$174

As of September 30, 2003, approximately $174,000 remains accrued in “Accrued Liabilities”.

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

Customer Marketing provides clients with comprehensive solutions for creating and executing online direct marketing programs. The Company’s solutions are designed to enable marketers to drive revenue and deepen customer relationships with a comprehensive process that includes: collecting and managing customer information, analyzing the information to determine ideal segments and offers, and sending highly relevant, individualized email messages.

Professional Services enable clients to enhance marketing programs and improve campaign results. Digital Impact offers clients services in each of the following categories: Strategy, Analysis, Data Management, Solutions Engineering, Web Development, Creative and Customer Acquisition.

The respective revenue and gross profit of each of these segments is as follows (in thousands):

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002

	Customer	Professional		Customer	Professional
	Marketing	Services	Total	Marketing	Services	Total

Revenues	$7,771	$3,153	$10,924	$7,417	$3,711	$11,128

Segment Gross Profit	$4,681	$1,502	$6,183	$4,600	$2,026	$6,626

Gross Margin	60%	48%	57%	62%	55%	60%

	Six Months Ended September 30, 2003			Six Months Ended September 30, 2002

	Customer	Professional		Customer	Professional
	Marketing	Services	Total	Marketing	Services	Total

Revenues	$15,305	$6,547	$21,852	$15,127	$6,519	$21,646

Segment Gross Profit	$9,104	$3,225	$12,329	$9,482	$3,309	$12,791

Gross Margin	59%	49%	56%	63%	51%	59%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of factors including those discussed in “Certain Factors Which May Impact Future Operating Results,” starting on page 27. Any forward-looking statements speak only as of the date such statements are made.

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

We derive our revenues from the sale of solutions that enable businesses to proactively communicate with their customers online. Primarily, these services have consisted of the design and execution of online direct marketing campaigns and additional services provided by our Professional Services organization, including the development and execution of Customer Acquisition programs. Revenue for direct marketing and acquisition campaigns are recognized when persuasive evidence of an arrangement exists, the campaign has been sent, the fee is fixed or determinable and collection of the resulting receivables is reasonably assured. Revenue generated by our Professional Service organization is typically recognized as the service is provided.

As of September 30, 2003, the Company had 253 full-time employees.

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

Digital Impact applies the provisions of Staff Accounting Bulletin 101 “Revenue Recognition” and recognizes revenue when persuasive evidence of an arrangement exists, the service has been delivered, the fee is fixed or determinable and collection of the resulting receivables is reasonably assured. Customer Marketing revenues are recognized on upon sending of the campaigns. Revenues attributable to one-time set-up fees for service initiation are deferred and recognized ratably over the term of the client’s service agreement, typically twelve months. Customer Acquisition revenues are derived primarily from programs that assist clients in growing their email lists through the use of third-party list rentals. Customer Acquisition programs fall into two general categories: List Rental programs and ProspectNet programs. List Rental programs involve the execution and delivery of email campaigns to a defined number of individuals provided by a third-party list rental or email address matching service. ProspectNet programs involve the strategic placement of a Digital Impact client offer on a third-party site for the purpose of generating new opt-in email addresses for the client. Digital Impact contracts with third-party providers to deliver names of individuals who opt-in to join the client’s email list. Digital Impact is obligated to make payments to third-parties for the cost of services associated with the execution of List Rental and ProspectNet programs. Digital Impact accounts for revenues and costs associated with Customer Acquisition programs in accordance with Emerging Issues Task Force Issue No. 99-19 (EITF 99-19), “Reporting Revenue Gross as a Principal versus Net as an Agent.” The cost of Customer Acquisition campaigns are estimated using Company records of outstanding purchase commitments when final vendor invoices have not been received. The cost of Customer Acquisition campaigns are recognized in the period that the programs are executed and are netted against program revenue.

Digital Impact recognizes revenue net of third-party costs because the majority of client and supplier contracts have the following characteristics: the supplier, not the Company, is the primary obligor in the arrangement, the Company has limited latitude in establishing the price charged to the client, the Company’s credit risk is sometimes mitigated by receiving prepayment or reduced credit terms from its clients before ordering from the supplier, the Company does not maintain any inventory related to Customer Acquisition programs, the Company does not make changes to any data acquired from the supplier, and the client approves the supplier selection and the service specifications.

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

Restructuring charges. Digital Impact’s restructuring reserve is related to our facilities in Cupertino. In calculating the restructuring charge we consulted with a third-party real estate firm to determine reasonable estimates of future sublease income for our idle space, and to determine the time necessary to identify sublessees. The analysis was performed based on the current real estate market in the Silicon Valley area. Digital Impact’s restructuring charge related to future lease commitments is based on a review of this information. Should market conditions change, this information may be updated.

Accounting for internal-use software. We account for internal-use software in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Internal-use software costs, including any fees paid to third parties to implement the software, are capitalized beginning when we have determined various factors are present, including among others, that the technology exists to achieve the performance requirements, we have made a decision as to whether we will purchase the software or develop it internally and we have authorized funding for the project. Capitalization of software costs ceases when the software implementation is substantially complete and is ready for its intended use, and the capitalized costs are amortized over the software’s estimated useful life (generally one to two years) using the straight-line method. The estimated useful life is based on technical and marketing management judgment as to the product or feature life cycle. For the six months ended September 30, 2003, we capitalized $176,000 related to internal-use software costs, none of which has been subject to amortization based upon deployment dates of the related projects.

When events or circumstances indicate the carrying value of internal use software might not be recoverable, we assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, if it is no longer probable that computer software being developed will be placed in service, the asset will be adjusted to the lower of its carrying value or fair value, if any, less direct selling costs. Any such adjustment would result in an expense in the period recorded, which could have a material adverse effect on our Consolidated Statement of Operations. As of September 30, 2003, we believe that no such impairment of internal-use software existed.

Allowance for doubtful accounts. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Specifically, management must make estimates of the uncollectable portion of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debt experience, customer account disputes, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $9.2 million, net of allowance for doubtful accounts of $275,000, as of September 30, 2003.

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

When we determine that the carrying value of intangible assets, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any potential impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Long-lived assets and goodwill amounted to $9.2 million as of September 30, 2003.

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

		Three Months Ended
	September 30,

	2003		2002

Net Revenue:
Customer marketing	$7,771	71%	$7,417	67%
Professional services	3,153	29%	3,711	33%

Total net revenue	10,924	100%	$11,128	100%

Cost of revenue:
Customer marketing	3,090	28%	2,817	25%
Professional services	1,651	15%	1,685	15%

Cost of revenue	4,741	43%	4,502	40%

Gross profit	6,183	57%	6,626	60%

Operating expenses:
Research and development	1,279	12%	1,943	18%
Sales and marketing	2,910	27%	3,743	34%
General and administrative	1,750	16%	1,759	16%
Stock-based compensation	17	0%	165	1%
Amortization of purchased intangibles	53	0%	161	1%

Total operating expenses	6,009	55%	7,771	70%
Income (loss) from operations	174	2%	(1,145)	(10%)

Other income and (expense), net	(66)	(1%)	(18)	0%

Net income (loss)	$108	1%	$(1,163)	(10%)

Three Months Ended September 30, 2003 and 2002

Revenues

Our Customer Marketing business provides clients with comprehensive solutions for creating and executing online direct marketing programs. Our solutions are designed to enable marketers to drive revenue and deepen customer relationships with a comprehensive process that includes: collecting and managing customer information, analyzing the information to determine ideal segments and offers, and sending highly relevant, individualized email messages. Customer Marketing revenues increased 5% to $7.8 million or 71% of total revenue for the three months ended September 30, 2003 from $7.4 million or 67% of total revenue for the three months ended September 30, 2002..

The Professional Services group provides expertise to enhance marketing programs and improve results. Digital Impact offers clients services in each of the following categories: Strategy, Analysis, Data Management, Solutions Engineering, Web Development, Creative and Customer Acquisition. Professional Services revenues decreased by 15% to $3.2 million, or 29% of total revenue, for the three months ended September 30, 2003 from $3.7 million, or 33% of total revenue, for the three months ended September 30, 2002.

Total revenues decreased by 2% to $10.9 million for the three months ended September 30, 2003 from $11.1 million for the three months ended September 30, 2002. The decrease was due to price erosion over the twelve-month period and lower Professional Services revenue, primarily related to lower Customer Acquisition revenue, offset by a 36% increase in email volume.

For the fiscal year ending March 31, 2004, we expect minimal revenue growth over the prior fiscal year’s net revenue of $44.0 million.

Cost of Revenues.

Cost of revenue consists primarily of expenses relating to the delivery of online direct marketing services, including personnel costs of our services staff, the depreciation and amortization of equipment, purchased and licensed technology, and data center expenses.

Total cost of revenues increased 5% to $4.7 million for the three months ended September 30, 2003 from $4.5 million for the three months ended September 30, 2002.

The increase in cost of revenues was primarily related to a $220,000 increase in depreciation expense and amortization of maintenance contracts related to the expansion of our data center infrastructure and a $140,000 increase in personnel and consulting expenses, offset by a $70,000 reduction in data center rent.

Gross margin decreased to 57% for the three months ended September 30, 2003 from 60% for the three months ended September 30, 2002. The decrease was largely due to price erosion and lower utilization rates for our Professional Services personnel, partially offset by operational efficiencies.

Gross margin for Customer Marketing was 60% and 62% for the three months ended September 30, 2003 and 2002, respectively. The decrease in gross margin is primarily the result of price erosion, partially offset by operational efficiencies which provided for a 36% increase in email volume with a 10% increase in total costs.

Gross margin for Professional Services was 48% and 55% for the three months ended September 30, 2003 and 2002, respectively. The decrease in Professional Services gross margin was related lower utilization rates, primarily in Customer Acquisitions, for our Professional Service personnel.

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

Total operating expenses for the three months ended September 30, 2003 and 2002 also include non-cash expenses related to stock-based compensation and the amortization of purchased intangibles.

Research and Development. Research and development expenses consist primarily of personnel related costs, outside contractor costs, and software and hardware maintenance costs. Research and development expenses declined by 34% to $1.3 million for the quarter ended September 30, 2003 from $1.9 million for the quarter ended September 30, 2002. The decline is primarily a result of a $525,000 reduction in personnel and allocated expenses related to the reduction in our engineering and contractor staff and the capitalization of internal-use software. We capitalized $53,000 and $84,000 for internally developed software for the three months ended September 30, 2003 and 2002, respectively. We expect research and development expense to remain approximately equal to current levels which represents a decrease in absolute dollars and a decrease in the percentage of revenue from the prior fiscal year. Research and development expense is substantially dependent on the level of development activity and related staffing.

Sales and Marketing. Sales and marketing expenses consist of personnel and related costs of our direct sales force, senior account management and marketing staff and marketing expenses for trade shows, advertisements, promotional activities and media events. Sales and marketing expenses decreased 22% to $2.9 million for the three months ended September 30, 2003 from $3.7 million for the three months ended September 30, 2002. The decrease was primarily due to a $830,000 decline in personnel and allocated expenses and a $80,000 reduction in recruiting and outside consulting expense, offset by a $70,000 increase in travel and entertainment expenses. Sales and marketing expense can vary as a result of our expectations of future sales growth. If sales growth were to exceed expectations, sales and marketing expense may increase in line with revenue growth.

General and Administrative. General and administrative expenses consist primarily of personnel and related costs for general corporate operations, including information technology services, finance, accounting, human resources, facilities and legal functions. General and administrative expenses were essentially unchanged at $1.7 million and $1.8 million for the three months ended September 30, 2003 and 2002, respectively. During the fiscal year ending March 31, 2004, we expect general and administrative expenses to increase slightly in absolute dollars from fiscal 2003 and to decline as a percentage of revenue.

Stock-based Compensation. Stock-based compensation, a non-cash expense, decreased 90% to $17,000 for the three months ended September 30, 2003 from $165,000 for the three months ended September 30, 2002. The decline was primarily due to our use of the accelerated method of amortization for our employee stock-based compensation arrangements plus the reversal of balances of unamortized stock-based compensation related to employee terminations.

As of September 30, 2003, approximately $46,000 of unearned stock-based compensation remains to be amortized.

Amortization of Purchased Intangibles. Amortization of purchased intangibles consists of the amortization of purchased technology from our July 2000 acquisition of MineShare. Amortization of purchased intangibles declined 66% to $54,000 for the three months ended September 30, 2003 from $161,000 for the three months ended September 30, 2002.

As of September 30, 2003 all purchased intangibles have been fully amortized.

Other Income and (expense). Other income and (expense) was ($66,000) for the three months ended September 30, 2003, compared to ($18,000) for the three months ended September 30, 2002. Other expenses relate primarily to interest paid on leases and debt and losses on disposals of fixed assets. Other income relates to interest income on cash, cash equivalents and short-term investments. For the three months ended September 30, 2003 we incurred a loss on disposal of fixed assets of $76,000.

Income taxes. No provision for federal and state income taxes was recorded as we incurred net operating losses from inception through September 30, 2003. Due to the uncertainty regarding the ultimate utilization of the net operating loss carryforwards, we have not recorded any benefit for losses and a valuation allowance has been recorded for the entire amount of the net deferred tax asset. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. If we should have an ownership change, as defined for tax purposes, utilization of the carryforwards could be restricted. In addition, sales of our stock, including shares sold in the initial public offering, may further restrict our ability to utilize our net operating loss carryforwards.

Results of Operations

The following table sets forth selected data for the periods indicated as a percentage of total revenues. These operating results are not necessarily indicative of results for any future periods.

	Six Months Ended
	September 30,

	2003		2002

Net Revenue:
Customer marketing	$15,305	70%	$15,127	70%
Professional services	6,547	30%	6,519	30%

Total net revenue	21,852	100%	$21,646	100%

Cost of revenue:
Customer marketing	6,201	29%	5,645	26%
Professional services	3,322	15%	3,210	15%

Cost of revenue	9,523	44%	8,855	41%

Gross profit	12,329	56%	12,791	59%

Operating expenses:
Research and development	2,722	13%	3,718	17%
Sales and marketing	5,978	27%	7,007	32%
General and administrative	3,438	16%	3,600	17%
Stock-based compensation	42	0%	428	2%
Amortization of purchased intangibles	214	1%	322	2%

Total operating expenses	12,394	57%	15,075	70%
Loss from operations	(65)	0%	(2,284)	(11%)

Other income and (expense), net	(120)	(1%)	(72)	(0%)

Net loss	$(185)	(1%)	$(2,356)	(11%)

Six Months Ended September 30, 2003 and 2002

Revenues

Customer Marketing revenues increased 1% to $15,3 million for the six months ended September 30, 2003 from $15.1 million for the six months ended September 30, 2002. Customer Marketing represented 70% of total revenue for each of the six months ended September 30, 2003 and 2002.

Professional Services revenues were $6.5 million or 30% of total revenue for each of the six months ended September 30, 2003 and 2002.

Total revenues increased by 1% to $21.9 million for the six months ended September 30, 2003 from $21.6 million for the six months ended September 30, 2002. The increase was primarily due to a 29% increase in email volume, offset by price erosion over the twelve-month period.

Cost of Revenues

Total cost of revenues increased 8% to $9.5 million for the six months ended September 30, 2003 from $8.9 million for the six months ended September 30, 2002.

The increase in costs of revenues was primarily related to a $650,000 increase in depreciation expense and amortization of maintenance contracts related to the expansion of our data center infrastructure and a $300,000 increase in service personnel and consulting expenses, offset by a $260,000 reduction in data center rent.

Gross margin decreased to 56% for the six months ended September 30, 2003 from 59% for the six months ended September 30, 2003. The decrease was largely due to price erosion, partially offset by operational efficiencies.

Gross margin for Customer Marketing was 59% and 63% for the six months ended September 30, 2003 and 2002,

respectively. The decrease in gross margin is primarily the result of price erosion, offset by improvements in operational efficiency which provided for a 30% increase in email volume on a 10% increase in total costs.

Gross margin for Professional Services was 49% and 51% for the six months ended September 30, 2003 and 2002, respectively. The decrease in gross margin is primarily the result of a decline in utilization rates for our professional service personnel.

Operating Expenses.

Research and Development. Research and development expenses consist primarily of personnel related costs, outside contractor costs, and software and hardware maintenance costs. Research and development expenses declined by 27% to $2.7 million for the six months ended September 30, 2003 from $3.7 million for the six months ended September 30, 2002. The decline is primarily a result of a $875,000 reduction in personnel and allocated expenses, related to the reduction in our engineering and contractor staff and the capitalization of internal-use software. We capitalized $176,000 for internally developed software for the six months ended September 30, 2003. We expect research and development expense to remain approximately equal to current levels which represents a decrease in absolute dollars and a decrease in the percentage of revenue from the prior fiscal year. Research and development expense is substantially dependent on the level of development activity and related staffing.

Sales and Marketing. Sales and marketing expenses consist of personnel and related costs of our direct sales force, senior account management and marketing staff and marketing expenses for trade shows, advertisements, promotional activities and media events. Sales and marketing expenses decreased 15% to $6.0 million for the six months ended September 30, 2003 from $7.0 million for the six months ended September 30, 2002. The decrease was primarily due to a $1.2 million decline in personnel and allocated expenses and a $220,000 reduction in recruiting and outside consulting expense, offset by a $160,000 increase in marketing, travel and entertainment, and professional development expenses. Sales and marketing expense can vary as a result of our expectations of future sales growth. If sales growth were to exceed expectations, sales and marketing expense may increase in line with revenue growth.

General and Administrative. General and administrative expenses consist primarily of personnel and related costs for general corporate operations, including information technology services, finance, accounting, human resources, facilities and legal. General and administrative decreased 5% to $3.4 million for the six months ended September 30, 2003 from $3.6 million for the six months ended September 30, 2002. The overall decrease was primarily the result of lower personnel expenses and allocated overhead and decreases in travel and entertainment expense. During the fiscal year ending March 31, 2004, we expect general and administrative expenses to increase slightly in absolute dollars from fiscal 2003 and to decline as a percentage of revenue.

Stock-based Compensation. Stock-based compensation, a non-cash expense, decreased 90% to $42,000 for the six months ended September 30, 2003 from $428,000 for the six months ended September 30, 2002. The decline was primarily due to our use of the accelerated method of amortization for our employee stock-based compensation arrangements plus the reversal of balances of unamortized stock-based compensation related to employee terminations.

As of September 30, 2003, approximately $46,000 of unearned stock-based compensation remains to be amortized.

Amortization of Purchased Intangibles. Amortization of purchased intangibles consists of the amortization of purchased technology from our July 2000 acquisition of MineShare. Amortization of purchased intangibles declined 33% to $214,000 for the six months ended September 30, 2003 from $322,000 for the six months ended September 30, 2002.

As of September 30, 2003, no purchased intangibles remain to be amortized.

Other Income and (expense). Other income and (expense) was ($120,000) for the six months ended September 30, 2003, compared to ($72,000) for the six months ended September 30, 2002. Other expenses relate primarily to interest paid on leases and debt and losses on disposals of fixed assets. Other income relates to interest income on cash, cash equivalents and short-term investments. For the three months ended September 30, 2003 we incurred a loss on disposal of fixed assets of $78,000.

Income taxes. No provision for federal and state income taxes was recorded as we incurred net operating losses from inception through September 30, 2003. Due to the uncertainty regarding the ultimate utilization of the net operating loss carryforwards, we have not recorded any benefit for losses and a valuation allowance has been recorded for the entire amount of the net deferred tax asset. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. If we should have an ownership change, as defined for tax purposes, utilization of the carryforwards could be restricted. In addition, sales of our stock, including shares sold in the initial public offering, may further restrict our ability to utilize our net operating loss carryforwards.

Liquidity and Capital Resources

As of September 30, 2003, we had $24.1 million in cash, cash equivalents and short-term investments and working capital of $27.4 million. In addition, as of September 30, 2003, we had $1.2 million in restricted cash supporting letters of credit issued against certain contractual lease obligations.

For the six months ended September 30, 2003 our operating activities generated net cash of $155,000 compared to $3.2 million for the six months ended September 30, 2002. Net cash generated by operating activities for the six months ended September 30, 2003 consisted of the net loss of $185,000, offset by non-cash items of $3.0 million and a decrease in cash items of $2.6 million arising from increases in accounts receivable and prepaid expenses of $1.5 million and decreases in accounts payable, accrued liabilities and payroll of $1.1 million. Cash provided by operating activities for the six months ended September 30, 2002 resulted from the net loss of $2.4 million, offset by non-cash items of $3.1 million, and changes in operating assets and liabilities that generated $2.4 million.

Investing activities generally relate to property and equipment purchases and the purchases of investments, offset by cash provided from the sales and maturity of investments for the six months ended September 30, 2003. Our investing activities used net cash of $2.5 million for the six months ended September 30, 2003 compared to $1.6 million used by investing activities for the six months ended September 30, 2002. Net cash used in investing activities for the six months ended September 30, 2003 related to acquisitions of property and equipment totaling $1.1 million and purchases of short-term investments totaling $1.5 million. Net cash used by investing activities for the six months ended September 30, 2002 was attributable to acquisitions of equipment of approximately $3.1 million, offset by maturities of investments in marketable securities of $1.4 million.

For the six months ended September 30, 2003, our financing activities provided net cash of $1.3 million compared to $1.5 million used in financing activities for the six months ended September 30, 2002. Net cash provided by financing activities for the six months ended September 30, 2003 consisted of proceeds from option exercises and employee stock plan purchases totaling $2.2 million, offset by principal payments on long-term debt of $896,000 and purchases of treasury stock of $39,000. Net cash used by financing activities for the six months ended September 30, 2002 was attributable primarily to payments on long-term debt and leases of $2.0 million, partially offset by proceeds from the exercise of stock options and the purchase of shares through our employee stock purchase plan of $500,000.

We are committed to making cash payments in the future on three types of contracts: notes payable, capital leases and non-cancelable operating leases. We have no off-balance sheet debt or other such unrecorded obligations and we have not guaranteed the debt of any other party. We had borrowings in the form of notes payable and capital leases totaling $690,000, payable in monthly installments through March 2004, with a weighted average interest rate of 14%. Our credit agreements place restrictions on our ability to pay dividends. We have a term loan that contains a cash covenant, which requires that we maintain a minimum of $11.5 million in unrestricted cash and cash equivalents. In the event that the covenant is violated the loan is immediately callable. As of September 30, 2003, there was approximately $570,000 outstanding under this loan agreement.

Digital Impact has made certain commercial commitments that extend beyond our fiscal year ending March 31, 2004. These commitments include letters of credit obtained from a financial institution in lieu of a security deposit for leased office space. The aggregate amount of the letters of credit is classified as restricted cash and is stated separately on the balance sheet.

Below is a schedule of the future payments that we are obligated to make based on agreements in place as of September 30, 2003:

		Six Months
		Ended	Year Ended March 31,
		March 31,
	Total	2004	2005	2006	2007	2008

	(in thousands)
Contractual Obligations:
Notes payable	$570	$570	$—	$—	$—	$—
Capital leases	120	120	—	—	—	—
Operating leases	9,545	1,883	2,864	2,270	2,324	204

Total Contractual Obligations	$10,235	$2,573	$2,864	$2,270	$2,324	$204

We have commercial commitments under letters of credit that expire in amounts of $57,000 and $1.0 million in fiscal year 2004 and fiscal year 2008, respectively.

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

The Company’s primary source of liquidity is $24.1 million in cash and cash equivalents, and short-term investments. The Company believes it has the necessary financial resources to fund its working capital needs, capital expenditures and other business requirements for at least the next 12 months.

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

In November 2002, the EITF reached consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact upon our financial position, cash flows or results of operations.

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

In May 2003, the FASB issue SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a material impact upon our financial position, cash flows or results of operations.

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

Our clients’ marketing and advertising expenditures tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. The overall market for marketing and advertising services, including Internet marketing and advertising services, has been characterized in recent quarters by increasing softness of demand and lower prices. We also cannot assure you that if economic conditions improve, marketing budgets and advertising spending will increase from current levels. A continued decline in the economic prospects of our clients or the economy in general could alter pending priorities or increase the time it takes to close a sale with a prospective client. As a result, our revenues from marketing services may decline significantly in any given period.

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

The loss of a major client could harm our business. While only two clients each accounted for more than 10% of our revenues for the three and six months ended September 30, 2003, the loss of one of these clients or another major client could have a material adverse effect on our business and results of operations.

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

Our ability to successfully compete is substantially dependent upon our internally developed technology and intellectual property, which we protect through a combination of patent, copyright, trade secret and trademark law, as well as contractual obligations. We have one issued U.S. patent and have three U.S. patent applications pending. We have several registered trademarks in the U.S. and Japan and have several more applications pending in the U.S., Europe and Japan. We may not be able to protect our proprietary rights. Unauthorized parties may attempt to obtain and use our proprietary information. Policing unauthorized use of our proprietary information is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

Legislation has been enacted in several states regulating the sending of unsolicited commercial email. We cannot assure you that existing or future legislation regarding commercial email will not harm our business. The federal government, foreign governments and several state governments are considering, or have considered, similar legislation. These provisions generally regulate or prohibit both the transmission of unsolicited commercial emails and the use of forged or fraudulent routing and header information. For example, the State of California recently enacted a law prohibiting the sending of unsolicited commercial email and providing recipients with a private right of action to collect $1,000 per violation from offenders. Such legislation, and the threat of litigation against legitimate marketers, may cause some conservative clients to re-evaluate their use of email marketing or chill the adoption of email marketing by prospects. Certain aspects of this new legislation may have the effect of eliminating affiliate marketing practices such as list rental altogether, which would cause a reduction of our revenue derived from that Customer Acquisition offering.

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

Foreign Currency Risk

For the period from our inception through September 30, 2003, we provided our services to clients primarily in the United States. As a result, our financial results have not been materially affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The majority of our sales are currently denominated in U.S. dollars. We have a subsidiary in the United Kingdom which, to date, has had minimal operations and minimal foreign currency sales. The effect of foreign exchange rates fluctuations on operations were not material for the six months ended September 30, 2003 and 2002.

As the operations of this subsidiary expand, our future operating results could be directly impacted by changes in foreign currency exchange rates or economic conditions in this region. As of September 30, 2003, we had $168,000 in cash and cash equivalents denominated in foreign currencies.

Item 4. Control and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders (“Annual Meeting”) held on July 31, 2003, the following individual was re-elected to the Board of Directors as a Class I director for a term of three years:

	Votes For	Votes Withheld

Gerardo Capiel	29,092,980	340,071

William Park, Michael Brown, Ruthann Quindlen and Edward J. Spiegel continue as either Class II or Class III directors of the Company.

Additionally, at the Company Annual Meeting, the following proposals were adopted by the margin indicated:

To approve amendments to our 1999 Director Equity Plan (formerly called the 1999 Director Option Plan). The votes cast for, against and withheld were 27,830,285, 1,401,550 and 201,216, respectively.

To ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending March 31, 2004. The votes cast for, against and withheld were 29,310,575, 118,580 and 3,896, respectively.

Item 5. Other Information

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

Exhibit No.	Description

31.1	Certification Pursuant to Rule 13a or 15d-14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.2	Certification Pursuant to Rule 13a or 15d-14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith.

32.1	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, furnished herewith.

32.2	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer, furnished herewith.

b)	Reports on Form 8-K

On July 24, 2003, Digital Impact furnished a Form 8-K announcing our financial results for our first fiscal quarter ended June 30, 2003.

On October 23, 2003, the Company furnished a Current Report on Form 8-K with the Securities and Exchange Commission. The Current Report on Form 8-K includes a copy of our press release dated October 23, 2003 reporting our results of operations and financial condition for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2003

DIGITAL IMPACT, INC. (Registrant)

/S/ WILLIAM PARK

William Park President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/S/ DAVID OPPENHEIMER

David Oppenheimer Sr. Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Rule 13a or 15d-14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.2	Certification Pursuant to Rule 13a or 15d-14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith.

32.1	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, furnished herewith.

32.2	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer, furnished herewith.