Form 10-Q
period 2003-12-31
DIGITAL IMPACT INC /DE/
filed 2004-02-11
CIK 1095105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003

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

As of February 9, 2004, there were approximately 33.5 million shares of the Registrant’s Common Stock outstanding.

DIGITAL IMPACT, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DIGITAL IMPACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Revenues	$11,509	$11,490	$33,361	$33,136
Cost of revenues	4,921	4,536	14,444	13,391

Gross profit	6,588	6,954	18,917	19,745
Operating expenses:
Research and development	1,118	1,722	3,840	5,440
Sales and marketing	3,055	3,486	9,033	10,493
General and administrative	1,943	1,824	5,381	5,424
Stock-based compensation	36	15	78	443
Amortization of purchased intangibles	—	161	214	483

Total operating expenses	6,152	7,208	18,546	22,283

Income (loss) from operations	436	(254)	371	(2,538)
Other income and (expense), net	53	(43)	(67)	(115)

Net income (loss)	$489	$(297)	$304	$(2,653)

Basic net income (loss) per share	$0.01	$(0.01)	$0.01	$(0.09)

Weighted average shares used in basic net income (loss) per share	33,490	30,510	32,650	30,050

Diluted net income (loss) per share	$0.01	$(0.01)	$0.01	$(0.09)

Weighted average shares used in diluted net income (loss) per share	36,022	30,510	35,193	30,050

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL IMPACT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	December 31,	March 31,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$25,578	$23,659
Short-term investments	1,606	108
Accounts receivable, net	7,928	7,903
Prepaid expenses and other current assets	1,599	1,377

Total current assets	36,711	33,047

Property and equipment, net	7,096	8,909
Restricted cash	1,163	1,114
Goodwill	2,002	2,002
Intangible assets	—	214
Other assets	446	731

Total assets	$47,418	$46,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,002	$1,819
Accrued payroll	1,435	1,779
Accrued liabilities	1,776	2,403
Deferred revenues	2,157	1,975
Current portion of capital lease obligations	—	374
Current portion of long term debt	478	1,212

Total current liabilities	7,848	9,562

Long term debt, less current portion	111	—

Total liabilities	7,959	9,562

Stockholders’ equity:
Preferred Stock	—	—

	December 31,	March 31,
	2003	2003

Common Stock	31	31
Additional paid-in capital	145,221	142,482
Accumulated other comprehensive loss	(84)	(12)
Unearned stock-based compensation	(19)	(125)
Accumulated deficit	(105,075)	(105,379)
Less treasury stock, at cost	(615)	(542)

Total stockholders’ equity	39,459	36,455

Total liabilities and stockholders’ equity	$47,418	$46,017

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL IMPACT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net income (loss)	$489	$(297)	$304	$(2,653)

Other comprehensive loss:
Unrealized loss on investments	(1)	—	(1)	—
Cumulative translation adjustment	(4)	113	(71)	(31)

Net changes in comprehensive income (loss)	(5)	113	(72)	(31)

Comprehensive income (loss)	$484	$(184)	$(232)	$(2,684)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL IMPACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,

	2003	2002

Cash flows from operating activities
Net income (loss)	$304	$(2,653)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,031	4,825
Recovery of bad debts	(80)	(352)
Amortization of unearned stock-based compensation	78	443
Unrealized loss on investments	(1)	—
Loss on disposal of fixed assets	78	—
Changes in operating assets and liabilities:
Accounts receivable	55	1,017
Prepaid expenses and other current assets	(222)	67
Restricted cash	(49)	27
Other assets	285	117
Accounts payable	183	320
Accrued liabilities and accrued payroll	(971)	(100)
Deferred revenue	182	601

Net cash provided by operating activities	3,873	4,412

Cash flows from investing activities
Purchases of investments in marketable securities	(1,498)	—
Maturities of investments in marketable securities	—	1,433
Acquisition of property and equipment	(1,767)	(4,197)

Net cash used in investing activities	(3,265)	(2,764)

Cash flows from financing activities
Principal payments on long-term debt and capital lease obligations	(1,312)	(2,586)
Proceeds from issuance of common stock	2,767	1,011
Purchases of treasury stock	(73)	(82)

Net cash provided by (used in) financing activities	1,382	(1,657)

Effect of exchange rates on cash and cash equivalents	(71)	(31)
Net increase (decrease) in cash and cash equivalents	1,919	(40)
Cash and cash equivalents at beginning of period	23,659	23,937

Cash and cash equivalents at end of period	$25,578	$23,897

Supplemental non-cash information:
Assets acquired under capital leases and notes payable	$315	$1,404
Unearned stock-based compensation cancellations	$(45)	$(477)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL IMPACT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company

Digital Impact, Inc. (the “Company” or “Digital Impact”) was incorporated in California in October 1997 and reincorporated in Delaware in October 1999. Digital Impact is the premier provider of online direct marketing solutions for enterprises. The Company’s solutions enable corporations to create and deliver online direct marketing programs that drive revenue, influence behavior and deepen customer relationships. The Company’s solutions provide customer insight and powerful program execution through a combination of hosted applications, technology infrastructure and digital marketing services.

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

Note 2. Summary of Significant Accounting Policies

Basis of presentation and liquidity

The condensed consolidated financial statements include the accounts of Digital Impact and its wholly owned subsidiary. All significant intercompany accounts and balances have been eliminated.

The accompanying interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management, contain all the normal, recurring adjustments considered necessary to present fairly the financial position, the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. Results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

The Company generated consolidated net income of $489,000 and $304,000 for the three and nine months ended December 31, 2003, respectively, compared to a consolidated net loss of $297,000 and $2.7 million for the three months and nine months ended December 31, 2002, respectively. The Company generated cash of $3.9 million from operating activities for the nine months ended December 31, 2003, compared to $4.4 million provided by operating activities for the nine months ended December 31, 2002.

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

The Company’s primary source of liquidity is $25.6 million in cash and cash equivalents, and $1.6 million in short-term investments.

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

Foreign currency translation

The functional currency for the Company’s U.K. subsidiary is the British Pound. Assets and liabilities are translated using the exchange rate at the balance sheet date. For the three and nine months ended December 31, 2003 the Company recorded a $25,000 gain in other income on the currency translation of short-term intercompany receivables. Revenues, expenses, gains, and losses are translated using the exchange rate at the end of the month in which the transaction occurred. Translation gains and losses are accumulated as a separate component of stockholders’ equity. Net gains and losses from foreign currency transactions are included in the Condensed Consolidated Statement of Operations and were not significant during any of the periods presented.

Revenue Recognition

The Company generates revenue from the sale of solutions that enable businesses to proactively communicate with its customers online.

Digital Impact applies the provisions of Staff Accounting Bulletin 104 “Revenue Recognition” and recognizes revenue when persuasive evidence of an arrangement exists, the service has been delivered, the fee is fixed or determinable and collection of the resulting receivables is reasonably assured. Customer Marketing revenues are recognized upon sending the campaigns. Revenues attributable to one-time set-up fees for service initiation are deferred and recognized ratably over the term of the client’s service agreement, typically twelve months. Customer Acquisition revenues are derived primarily from programs that assist clients in growing their email lists through the use of third-party list rentals. Customer Acquisition programs fall into two general categories: List Rental programs and ProspectNet programs. List Rental programs involve the execution and delivery of email campaigns to a defined number of individuals provided by a third-party list rental or email address marketing service. ProspectNet programs involve the strategic placement of a Digital Impact client offer on a third-party site for the purpose of generating new opt-in email addresses for the client. Digital Impact contracts with third-party providers to deliver names of individuals who opt-in to join the client’s email list. Digital Impact is obligated to make payments to third parties for the cost of services associated with the execution of List Rental and ProspectNet programs. Digital Impact accounts for revenues and costs associated with Customer Acquisition programs in accordance with Emerging Issues Task Force Issue No. 99-19 (EITF 99-19), “Reporting Revenue Gross as a Principal versus Net as an Agent.” The cost of Customer Acquisition campaigns are recognized in the period that the programs are executed and are netted against program revenue. The cost of Customer Acquisition campaigns are estimated using Company records of outstanding purchase commitments when final vendor invoices have not been received.

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

Restricted cash of $1.2 million at December 31, 2003 represents cash pledged as collateral for letters of credit that collateralize the Company’s operating leases.

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

The Company’s customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. For the nine months ended December 31, 2003, two customers represented 12% and 11% of revenue, respectively. For the nine months ended December 31, 2002, one customer represented 13% of revenue. As of December 31, 2003, one customer represented 10% of accounts receivable. As of December 31, 2002, one customer represented 11% of accounts receivable.

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

The Company capitalizes certain direct costs incurred in the development of internal use software. For the nine months ended December 31, 2003, the Company capitalized $278,000 in software development costs. These costs will be amortized using the straight-line method over the two-year estimated useful life of the software, beginning when the software is ready for use. These amounts are included in property and equipment in the accompanying consolidated balance sheet.

Long-lived assets

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the shorter of the estimated useful lives of the assets, generally three to five years, or the lease term, if applicable. Gains and losses upon asset disposal are taken into Other Income (Expense) in the quarter of disposition. Maintenance and repairs are charged to operations as incurred.

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimate discounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Goodwill

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill is no longer subject to amortization, but rather is subject to at least an annual assessment for impairment.

Income taxes

Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax basis of assets and liabilities, measured at tax rates that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of December 31, 2003, the Company had recorded a full valuation allowance against its deferred tax assets.

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

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” SAB 104 revises and rescinds portions of the previously issued revenue recognition guidance under SAB 101, “Revenue Recognition” and Emerging Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. The adoption of SAB 104 did not have a material effect on the Company’s results of operations or financial condition.

Note 3. Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation” (“FSAS No. 123”), as amended by SFAS No. 148, permits companies to measure the compensation cost of stock-based awards based on either their intrinsic value or their estimated fair value at the date of grant and recognize the amount over the related service period. Therefore, as permitted by SFAS No. 123 and SFAS No. 148, the Company accounts for its employee stock option plans under the intrinsic value method, in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense related to the granting of employee stock options is recorded over the vesting period only if, on the date of grant, the fair value of the underlying stock exceeds the option’s exercise price. Digital Impact has adopted the disclosure-only requirements of SFAS No. 123, which allows entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

Had the Company determined compensation expense of employee stock options based on the estimated fair value of the stock options at the grant date, consistent with the guidelines of SFAS No. 123, the net income or loss would have been the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net income (loss), as reported	$489	$(297)	$304	$(2,653)
Add: Stock-based employee compensation expense included in reported net loss	36	15	78	443
Deduct: total stock-based compensation determined under fair value based method for all awards	(737)	(702)	(1,442)	(2,642)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Pro forma net loss, fair value method for all stock-based awards	$(212)	$(984)	$(1,060)	$(4,852)

Basic net income (loss) per share:
As reported	$0.01	$(0.01)	$0.01	$(0.09)
Pro forma	$(0.01)	$(0.03)	$(0.03)	$(0.16)
Diluted net income (loss) per share:
As reported	$0.01	$(0.01)	$0.01	$(0.09)
Pro forma	$(0.01)	$(0.03)	$(0.03)	$(0.16)

The fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following assumptions:

	Stock Options

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Expected volatility	70%	90%	75%	90%
Weighted average risk-free interest rate	3.23%	2.99%	3.13%	4.10%
Expected life	4 years	6.5 years	4 to 6.5 years	6.5 years
Expected dividends	0%	0%	0%	0%

	Employee Stock Purchase Plan

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Expected volatility	70%	90%	87%	90%
Weighted average risk-free interest rate	1.2%	1.96%	1.28%	2.11%
Expected life	.75 years	.75 years	.75 years	.75 years
Expected dividends	0%	0%	0%	0%

The weighted average fair value per share of options granted at fair market value for the three and nine months ended December 31, 2003 was $1.39 and $1.39, respectively, and the weighted average fair value per share of options granted at fair market value for the three and nine months ended December 31, 2002 was $1.19 and $1.41, respectively.

The pro forma impact of options on the net income (loss) for the three and nine months ended December 31, 2003 and 2002, may not be representative of the effects on net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

Note 4. Net Income (Loss) Per Share Computation

Basic net income (loss) per common share excludes the effect of potentially dilutive securities and is computed by dividing the net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted net income (loss) per share adjusts this calculation to reflect the impact of outstanding stock options and shares subject to repurchase to the extent that their inclusion would have a dilutive effect on net income (loss) per share for the reporting period. The following is a reconciliation of the numerator and denominators used in the basic and diluted net income (loss) per share amounts (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Numerator:
Numerator for basic and diluted per share amounts - net income (loss)	$489	$(297)	$304	$(2,653)

Denominator:
Denominator for basic net income (loss) per share – weighted average shares	33,490	30,510	32,650	30,050
Effect of dilutive securities: stock options and shares subject to repurchase	2,532	—	2,543	—

Denominator for diluted net income (loss) per share	36,022	30,510	35,193	30,050
Basic net income (loss) per share	$0.01	$(0.01)	$0.01	$(0.09)
Diluted net income (loss) per share	$0.01	$(0.01)	$0.01	$(0.09)

For the three month period ended December 31, 2003, approximately 1.1 million outstanding, out-of-the-money stock options were not included in the computation of diluted net income per share because to do so would have an antidilutive effect for the period. For the nine month period ended December 31, 2003, approximately 2.1 million outstanding options were not included in the computation of diluted net loss per share because to do so would have an antidilutive effect for the period. For each of the three and nine months ended December 31, 2002, approximately 8.0 million outstanding options, and 270,000 shares subject to repurchase were not included in the computation of diluted net loss per share because to do so would have an antidilutive effect for the periods.

Note 5. Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31,	March 31,
	2003	2003

Purchased technology	$1,930	$1,930
Accumulated amortization	(1,930)	(1,716)

	$—	$214

Amortization expense was $161,000 for the three months ended December 31, 2002. Amortization expense was $214,000 and $483,000 for the nine months ended December 31, 2003 and 2002, respectively. Intangible assets were fully amortized as of September 30, 2003.

Note 6. Restructuring Charges

As a result of a cost reduction program initiated by the Company in the fiscal quarter ended March 31, 2003, we recorded net restructuring charges of $546,000, which were classified as operating expenses. This involved the involuntary termination of 18 employees, as well as charges for excess real estate related to the closure of our Cupertino facility.

During the first nine months of fiscal 2004, no such charges were recorded.

In calculating the restructuring charge associated with future lease commitments we consulted with a third party real estate firm to determine reasonable estimates of future sublease income for our idle space, and to determine the time necessary to identify sublessees. The analysis was performed based on the current real estate market in the Silicon Valley area. Digital Impact’s restructuring charge related to future lease commitments is based on a review of this information. The underlying lease commitment expires on March 31, 2004.

The following table sets forth a summary of the costs and related charges for Digital Impact’s restructuring charges and the balance of restructuring reserves established (in thousands):

		Future Lease
	Severance	Costs	Total

Balance at March 31, 2003	$8	$350	$358
Cash expenditures	$(8)	$(262)	$(270)

Balance at December 31, 2003	$—	$88	$88

As of December 31, 2003, approximately $88,000 remains accrued in “Accrued Liabilities” and will be paid during the quarter ended March 31, 2004.

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

The respective revenue and gross profit of each of these segments is as follows (in thousands):

	Three Months Ended December 31, 2003			Three Months Ended December 31, 2002

	Customer	Professional		Customer	Professional
	Marketing	Services	Total	Marketing	Services	Total

Revenues	$8,364	$3,145	$11,509	$8,467	$3,023	$11,490

Segment Gross Profit	$5,092	$1,496	$6,588	$5,652	$1,302	$6,954

Gross Margin	61%	48%	57%	67%	43%	61%

	Nine Months Ended December 31, 2003			Nine Months Ended December 31, 2002

	Customer	Professional		Customer	Professional
	Marketing	Services	Total	Marketing	Services	Total

Revenues	$23,669	$9,692	$33,361	$23,594	$9,542	$33,136

Segment Gross Profit	$14,196	$4,721	$18,917	$15,134	$4,611	$19,745

Gross Margin	60%	49%	57%	64%	48%	60%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of factors including those discussed in “Certain Factors Which May Impact Future Operating Results,” starting on page 26. Any forward-looking statements speak only as of the date such statements are made.

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

As of December 31, 2003, the Company had 268 employees.

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

Digital Impact applies the provisions of Staff Accounting Bulletin 104 “Revenue Recognition” and recognizes revenue when persuasive evidence of an arrangement exists, the service has been delivered, the fee is fixed or determinable and collection of the resulting receivables is reasonably assured. Customer Marketing revenues are recognized upon sending of the campaigns. Revenues attributable to one-time set-up fees for service initiation are deferred and recognized ratably over the term of the client’s service agreement, typically twelve months. Customer Acquisition revenues are derived primarily from programs that assist clients in growing their email lists through the use of third-party providers. Customer Acquisition programs fall into two general categories: List Rental programs and ProspectNet programs. List Rental programs involve the execution and delivery of email campaigns to a defined number of individuals provided by a third-party list rental or email address matching service. ProspectNet programs involve the strategic placement of a Digital Impact client offer on a third-party site for the purpose of generating new opt-in email addresses for the client. Digital Impact contracts with third-party providers to deliver names of individuals who opt-in to join the client’s email list. Digital Impact is obligated to make payments to third-parties for the cost of services associated with the execution of List Rental and ProspectNet programs. Digital Impact accounts for revenues and costs associated with Customer Acquisition programs in accordance with Emerging Issues Task Force Issue No. 99-19 (EITF 99-19), “Reporting Revenue Gross as a Principal versus Net as an Agent.” The cost of Customer Acquisition campaigns are estimated using Company records of outstanding purchase commitments when final vendor invoices have not been received. The cost of Customer Acquisition campaigns are recognized in the period that the programs are executed and are netted against program revenue.

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

Accounting for internal-use software. We account for internal-use software in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Internal-use software costs, including any fees paid to third parties to implement the software, are capitalized beginning when we have determined various factors are present, including among others, that the technology exists to achieve the performance requirements, we have made a decision as to whether we will purchase the software or develop it internally and we have authorized funding for the project. Capitalization of software costs ceases when the software implementation is substantially complete and is ready for its intended use, and the capitalized costs are amortized over the software’s estimated useful life (generally one to two years) using the straight-line method. The estimated useful life is based on technical and marketing management judgment as to the product or feature life cycle. For the nine months ended December 31, 2003, we capitalized $278,000 related to internal-use software costs, none of which has been subject to amortization based upon deployment dates of the related projects.

When events or circumstances indicate the carrying value of internal use software might not be recoverable, we assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, if it is no longer probable that computer software being developed will be placed in service, the asset will be adjusted to the lower of its carrying value or fair value, if any, less direct selling costs. Any such adjustment would result in an expense in the period recorded, which could have a material adverse effect on our Consolidated Statement of Operations. As of December 31, 2003, we believe that no such impairment of internal-use software existed.

Allowance for doubtful accounts. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Specifically, management must make estimates of the uncollectable portion of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debt experience, customer account disputes, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $7.9 million, net of allowance for doubtful accounts of $265,000, as of December 31, 2003.

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

When we determine that the carrying value of intangible assets, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any potential impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Long-lived assets and goodwill amounted to $9.1 million as of December 31, 2003.

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

	Three Months Ended
	December 31,

	2003		2002

Net Revenue:
Customer marketing	$8,364	73%	$8,467	74%
Professional services	3,145	27%	3,023	26%

Total net revenue	11,509	100%	$11,490	100%

Cost of revenue:
Customer marketing	3,272	28%	2,815	24%
Professional services	1,649	14%	1,721	15%

Cost of revenue	4,921	43%	4,536	39%

Gross profit	6,588	57%	6,954	61%

Operating expenses:
Research and development	1,118	10%	1,722	15%
Sales and marketing	3,055	27%	3,486	30%
General and administrative	1,943	17%	1,824	16%
Stock-based compensation	36	0%	15	0%
Amortization of purchased intangibles	—	0%	161	2%

Total operating expenses	6,152	54%	7,208	63%

Income (loss) from operations	436	4%	(254)	(2%)
Other income and (expense), net	53	0%	(43)	1%

Net income (loss)	$489	4%	$(297)	(3%)

Three Months Ended December 31, 2003 and 2002

Revenues

Our Customer Marketing business provides clients with comprehensive solutions for creating and executing online direct marketing programs. Our solutions are designed to enable marketers to drive revenue and deepen customer relationships with a comprehensive process that includes: collecting and managing customer information, analyzing the information to determine ideal segments and offers, and sending highly relevant, individualized email messages. Customer Marketing revenues decreased 1% to $8.4 million or 73% of total revenue for the three months ended December 31, 2003 from $8.5 million or 74% of total revenue for the three months ended December 31, 2002.

The Professional Services group provides expertise to enhance marketing programs and improve results. Digital Impact offers clients services in each of the following categories: Strategy, Analysis, Data Management, Solutions Engineering, Web Development, Creative and Customer Acquisition. Professional Services revenues increased by 4% to $3.1 million, or 27% of total revenue, for the three months ended December 31, 2003 from $3.0 million, or 26% of total revenue, for the three months ended December 31, 2002.

Total revenues were unchanged at $11.5 million for both the three months ended December 31, 2003 and December 31, 2002. Higher Professional Services revenue, primarily related to Solutions Engineering revenue, was offset by lower Campaign Management revenue, where higher email volume was offset by price erosion over the twelve-month period.

For the fiscal year ending March 31, 2004, we expect revenue to be approximately equal to the prior fiscal year’s net revenue.

Cost of Revenues.

Cost of revenue consists primarily of expenses relating to the delivery of online direct marketing services, including personnel costs of our services staff, the depreciation and amortization of equipment, purchased and licensed technology, and data center expenses.

Total cost of revenues increased 8% to $4.9 million for the three months ended December 31, 2003 from $4.5 million for the three months ended December 31, 2002.

The increase in cost of revenues was primarily related to a $187,000 increase in depreciation expense and amortization of maintenance contracts related to the expansion of our data center infrastructure and a $180,000 increase in personnel and consulting expenses.

Gross margin decreased to 57% for the three months ended December 31, 2003 from 61% for the three months ended December 31, 2002. The decrease was largely due to the impact of price erosion on Customer Marketing revenues.

Gross margin for Customer Marketing was 61% and 67% for the three months ended December 31, 2003 and 2002, respectively. The decrease in gross margin is primarily the result of price erosion and volume discounts partially offset by increased data center capacity utilization as email volume increased by 23%.

Gross margin for Professional Services was 48% and 43% for the three months ended December 31, 2003 and 2002, respectively. The increase in Professional Services gross margin was related to higher utilization rates for personnel supporting Solutions Engineering and Creative projects.

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

We allocate the total cost of facilities and IT to each of the functional areas based on each area’s relative headcount. These allocated charges include rent and other facilities related costs, communications expenses, depreciation of furniture and office equipment and related support staff salaries.

Research and Development. Research and development expenses consist primarily of personnel related costs, outside contractor costs, and software and hardware maintenance costs. Research and development expenses declined by 35% to $1.1 million for the quarter ended December 31, 2003 from $1.7 million for the quarter ended December 31, 2002. The decline is primarily a result of a $330,000 reduction in personnel and allocated expenses related to the reduction in our engineering and contractor staff, the capitalization of $102,000 internal-use software and a $250,000 reduction in the amortization of maintenance contracts. We capitalized $102,000 for internally developed software for the three months ended December 31, 2003, no internally developed software was capitalized for the three months ended December 31, 2002. During the fiscal year ending March 31, 2004, we expect research and development expense to decrease in absolute dollars and to decrease as a percentage of revenue from the prior fiscal year. Research and development expense is substantially dependent on the level of development activity and related staffing.

Sales and Marketing. Sales and marketing expenses consist of personnel and related costs of our direct sales force, senior account management and marketing staff and marketing expenses for trade shows, promotional activities and media events. Sales and marketing expenses decreased 12% to $3.1 million for the three months ended December 31, 2003 from $3.5 million for the three months ended December 31, 2002. The decrease was primarily due to a $526,000 decline in personnel costs, allocated expenses, and commissions, offset by a $40,000 increase in travel and entertainment expenses. During the fiscal year ending March 31, 2004, we expect sales and marketing expenses to decrease in absolute dollars from fiscal 2003 and to decline as a percentage of revenue.

General and Administrative. General and administrative expenses consist primarily of personnel and related costs for general corporate operations, including corporate management, information technology services, finance, accounting, human resources and legal functions. General and administrative expenses increased 7% to $1.9 million for the three months ended December 31, 2003, from $1.8 million for the three months ended December 31, 2002. The increase was primarily the result of higher recruiting expenses. During the fiscal year ending March 31, 2004, we expect general and administrative expenses to increase slightly in absolute dollars from fiscal 2003 and to decline as a percentage of revenue.

Amortization of Purchased Intangibles. Amortization of purchased intangibles consists of the amortization of purchased technology from our July 2000 acquisition of MineShare. Amortization of purchased intangibles was $161,000 for the three months ended December 31, 2002. As of September 30, 2003 all purchased intangibles have been fully amortized.

Other Income and (expense). Other income and (expense) was $53,000 for the three months ended December 31, 2003, compared to ($43,000) for the three months ended December 31, 2002. Other expenses relate primarily to interest paid on leases and debt and losses on disposals of fixed assets. Other income relates to interest income on cash, cash equivalents and short-term investments. For the three months ended December 31, 2003 we recorded a $25,000 gain on the currency translation of short-term intercompany receivables.

Income taxes. No provision for federal and state income taxes was recorded as we incurred net operating losses from inception through December 31, 2003. Due to the uncertainty regarding the ultimate utilization of the net operating loss carryforwards, we have not recorded any benefit for losses and a valuation allowance has been recorded for the entire amount of the net deferred tax asset. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. If we should have an ownership change, as defined for tax purposes, utilization of the carryforwards could be restricted. In addition, sales of our stock, including shares sold in the initial public offering, may further restrict our ability to utilize our net operating loss carryforwards.

Results of Operations

The following table sets forth selected data for the periods indicated as a percentage of total revenues. These operating results are not necessarily indicative of results for any future periods.

	Nine Months Ended
	December 31,

	2003		2002

Net Revenue:
Customer marketing	$23,669	71%	$23,594	71%
Professional services	9,692	29%	9,542	29%

Total net revenue	33,361	100%	$33,136	100%

Cost of revenue:
Customer marketing	9,473	28%	8,460	25%
Professional services	4,971	15%	4,931	15%

Cost of revenue	14,444	43%	13,391	40%

Gross profit	18,917	57%	19,745	60%

Operating expenses:
Research and development	3,840	12%	5,440	17%
Sales and marketing	9,033	27%	10,493	32%
General and administrative	5,381	16%	5,424	16%
Stock-based compensation	78	0%	443	1%
Amortization of purchased intangibles	214	1%	483	2%

Total operating expenses	18,546	56%	22,283	68%

Income (loss) from operations	371	1%	(2,538)	(8%)
Other income and (expense), net	(67)	0%	(115)	(0%)

Net income (loss)	$304	1%	$(2,653)	(8%)

Nine Months Ended December 31, 2003 and 2002

Revenues

Customer Marketing revenues increased slightly to $23.7 million for the nine months ended December 31, 2003 from $23.6 million or the nine months ended December 31, 2002. Customer Marketing represented 71% of total revenue for each of the nine months ended December 31, 2003 and 2002.

Professional Services revenues increased 2% to $9.7 million for the nine months ended December 31, 2003 from $9.5 million for the nine months ended December 31, 2002. Professional Services represented 29% of total revenue for each of the nine months ended December 31, 2003 and 2002.

Total revenues increased slightly to $33.4 million for the nine months ended December 31, 2003 from $33.1 million for the nine months ended December 31, 2002. The increase was the result of a 26% increase in email volume, largely offset by price erosion over the twelve-month period.

Cost of Revenues

Total cost of revenues increased 8% to $14.4 million for the nine months ended December 31, 2003 from $13.4 million for the nine months ended December 31, 2002.

The increase in costs of revenues was primarily related to a $835,000 increase in depreciation expense and amortization of maintenance contracts related to the expansion of our data center infrastructure and a $460,000 increase in service personnel costs and consulting expenses, offset by a $260,000 reduction in data center rent and a $90,000 reduction in the amortization of capitalized research and development.

Gross margin decreased to 57% for the nine months ended December 31, 2003 from 60% for the nine months ended December 31, 2002. The decrease was largely due to a decline in gross margin for Customer Marketing.

Gross margin for Customer Marketing was 60% and 64% for the nine months ended December 31, 2003 and 2002, respectively. The decrease in gross margin is primarily the result of price erosion, offset by improvements in operational efficiency which resulted in a lower average cost per email.

Gross margin for Professional Services was 49% and 48% for the nine months ended December 31, 2003 and 2002, respectively. The increase in gross margin is primarily the result of higher utilization rates for our professional service personnel.

Operating Expenses.

Research and Development. Research and development expenses consist primarily of personnel related costs, outside contractor costs, and software and hardware maintenance costs. Research and development expenses declined by 29% to $3.8 million for the nine months ended December 31, 2003 from $5.4 million for the nine months ended December 31, 2002. The decline is primarily a result of a $1.2 million reduction in personnel and allocated expenses, related to a reduction in our engineering and contractor staffing and the capitalization of internal-use software and a $250,000 decline in the amortization of maintenance contracts where the renewal costs are borne by production costs. We capitalized $278,000 for internally developed software for the nine months ended December 31, 2003 compared to $92,000 from December 31, 2002. During the fiscal year ending March 31, 2004, we expect research and development expense to decrease in absolute dollars and to decrease as a percentage of revenue from the prior fiscal year. Research and development expense is substantially dependent on the level of development activity and related staffing.

Sales and Marketing. Sales and marketing expenses consist of personnel and related costs of our direct sales force, senior account management and marketing staff and marketing expenses for trade shows, advertisements, promotional activities and media events. Sales and marketing expenses decreased 14% to $9.0 million for the nine months ended December 31, 2003 from $10.5 million for the nine months ended December 31, 2002. The decrease was primarily due to a $1.7 million decline in personnel and allocated expenses, offset by a $200,000 increase in marketing, travel and entertainment, and professional development expenses During the fiscal year ending March 31, 2004, we expect sales and marketing expenses to decrease in absolute dollars from fiscal 2003 and to decline as a percentage of revenue.

General and Administrative. General and administrative expenses consist primarily of personnel and related costs for general corporate operations, including information technology services, finance, accounting, human resources, facilities and legal. General and administrative expenses were unchanged at $5.4 million for each the nine months ended December 31, 2003 and 2002.

Stock-based Compensation. Stock-based compensation, a non-cash expense, decreased 82% to $78,000 for the nine months ended December 31, 2003 from $443,000 for the nine months ended December 31, 2002. The decline was primarily due to our use of the accelerated method of amortization for our employee stock-based compensation arrangements plus the reversal of balances of unamortized stock-based compensation related to employee terminations.

As of December 31, 2003, approximately $19,000 of unearned stock-based compensation remains to be amortized.

Amortization of Purchased Intangibles. Amortization of purchased intangibles consists of the amortization of purchased technology from our July 2000 acquisition of MineShare. Amortization of purchased intangibles declined 56% to $214,000 for the nine months ended December 31, 2003 from $483,000 for the nine months ended December 31, 2002.

As of September 30, 2003, no purchased intangibles remain to be amortized.

Other Income and (expense). Other income and (expense) was ($67,000) for the nine months ended December 31, 2003, compared to ($115,000) for the nine months ended December 31, 2002. Other expenses relate primarily to interest paid on leases and debt and losses on disposals of fixed assets. Other income relates to interest income on cash, cash equivalents and short-term investments. For the nine months ended December 31, 2003 we incurred a loss on disposal of fixed assets of $78,000 and recorded a $25,000 gain on the translation of short-term intercompany receivables.

Income taxes. No provision for federal and state income taxes was recorded as we incurred net operating losses from inception through December 31, 2003. Due to the uncertainty regarding the ultimate utilization of the net operating loss carryforwards, we have not recorded any benefit for losses and a valuation allowance has been recorded for the entire amount of the net deferred tax asset. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. If we should have an ownership change, as defined for tax purposes, utilization of the carryforwards could be restricted. In addition, sales of our stock, including shares sold in the initial public offering, may further restrict our ability to utilize our net operating loss carryforwards.

Liquidity and Capital Resources

As of December 31, 2003, we had $27.2 million in cash, cash equivalents and short-term investments and working capital of $28.9 million. In addition, as of December 31, 2003, we had $1.2 million in restricted cash supporting letters of credit issued against certain contractual lease obligations.

For the nine months ended December 31, 2003 our operating activities generated net cash of $3.9 million compared to $4.4 million for the nine months ended December 31, 2002. Net cash generated by operating activities for the nine months ended December 31, 2003 consisted of the net income of $304,000 and non-cash items of $4.1 million, offset by a $537,000 decrease in cash arising from changes in assets and liabilities, primarily as a result of decreases in accrued liabilities and payroll, partially offset by decrease in other assets and increases in accounts payable. Cash provided by operating activities for the nine months ended December 31, 2002 resulted from the net loss of $2.7 million, offset by non-cash items of $4.9 million, and changes in assets and liabilities that generated $2.2 million.

Our investing activities used net cash of $3.3 million for the nine months ended December 31, 2003 compared to $2.8 million used by investing activities for the nine months ended December 31, 2002. Net cash used in investing activities for the nine months ended December 31, 2003 related to acquisitions of property and equipment totaling $1.8 million and purchases of short-term investments totaling $1.5 million. Net cash used by investing activities for the nine months ended December 31, 2002 was attributable to acquisitions of equipment of approximately $4.2 million, offset by maturities of investments in marketable securities of $1.4 million.

For the nine months ended December 31, 2003, our financing activities provided net cash of $1.4 million compared to net cash used in financing activities of $1.7 million for the nine months ended December 31, 2002. Net cash provided by financing activities for the nine months ended December 31, 2003 consisted of proceeds from option exercises and employee stock plan purchases totaling $2.8 million, offset by principal payments on long-term debt of $1.3 million and purchases of treasury stock of $73,000. Net cash used by financing activities for the nine months ended December 31, 2002 was attributable primarily to payments on long-term debt and leases of $2.6 million, partially offset by proceeds from the exercise of stock options and the purchase of shares through our employee stock purchase plan of $929,000.

We are committed to making cash payments in the future on three types of contracts: notes payable, capital leases and non-cancelable operating leases. We have no off-balance sheet debt or other such unrecorded obligations and we have not guaranteed the debt of any other party. As of December 31, 2003 we had borrowings in the form of notes payable and capital leases totaling $589,000, payable in monthly installments through October 2005, with a weighted average interest rate of 9.9%. Our credit agreements place restrictions on our ability to pay dividends. We have a term loan that contains a cash covenant, which requires that we maintain a minimum of $11.5 million in unrestricted cash and cash equivalents. In the event that the covenant is violated the loan is immediately callable. As of December 31, 2003, there was approximately $298,000 outstanding under this loan agreement.

Digital Impact has made certain commercial commitments that extend beyond our fiscal year ending March 31, 2004. These commitments include letters of credit obtained from a financial institution in lieu of a security deposit for leased office space. The aggregate amount of the letters of credit is classified as restricted cash and is stated separately on the balance sheet.

Below is a schedule of the future payments that we are obligated to make based on agreements in place as of December 31, 2003:

		Three
		Months
		Ended	Year Ended March 31,
		March 31,
	Total	2004	2005	2006	2007	2008

			(in thousands)
Contractual Obligations:
Notes payable	$589	$334	$255	$—	$—	$—
Capital leases	—		—	—	—	—
Operating leases	8,604	942	2,864	2,270	2,324	204

Total Contractual Obligations	$9,193	$1,276	$3,119	$2,270	$2,324	$204

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

The Company’s primary source of liquidity is $27.2 million in cash and cash equivalents, and short-term investments. The Company believes it has the necessary financial resources to fund its working capital needs, capital expenditures and other business requirements for at least the next 12 months.

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

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” SAB 104 revises and rescinds portions of the previously issued revenue recognition guidance under SAB 101, “Revenue Recognition” and Emerging Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables. The adoption of SAB 104 did not have a material effect on the Company’s results of operations or financial condition.

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

The loss of a major client could harm our business. While only two clients each accounted for more than 10% of our revenues for the three and nine months ended December 31, 2003, the loss of one of these clients or another major client could have a material adverse effect on our business and results of operations.

The online direct marketing industry is highly competitive, and if we are unable to compete effectively, the demand for, or the prices of, our services may decline.

The market for online direct marketing is highly competitive, rapidly evolving and experiencing rapid technological change. Intense competition may result in price reductions, reduced sales, gross margins and operating margins, and loss of market share. Our principal competitors include providers of online direct marketing solutions such as DoubleClick, Responsys, Cheetahmail, Silverpop, Bigfoot Interactive, eDialog and InfoUSA, as well as the in-house information technology departments of our existing and prospective clients. The loss of a client due to service quality or technology problems could result in reputational harm to us and, as a result, increase the effect of competition and negatively impact our ability to attract new clients.

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

Congress recently enacted the CAN-SPAM Act of 2003, legislation that regulates the sending of commercial email. This legislation pre-empts state laws regulating commercial email. The effect of this legislation on marketers is difficult to predict. We cannot assure you that this or future legislation regarding commercial email will not harm our business. Moreover, list rental and other types of affiliate marketing programs must be modified to comply with certain aspects of CAN-SPAM. Some of these modifications may add to the cost of conducting these types of programs. As a result, there may be a decline in our Customer Acquisition revenues. For the three and nine months ended Dec 31, 2003, these programs represented 3% and 2% of total revenue, respectively.

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

Foreign Currency Risk

For the period from our inception through December 31, 2003, we provided our services to clients primarily in the United States. As a result, our financial results have not been materially affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The majority of our sales are currently denominated in U.S. dollars. We have a subsidiary in the United Kingdom which, to date, has had minimal operations and minimal foreign currency sales. The effect of foreign exchange rates fluctuations on operations were not material for the nine months ended December 31, 2003 and 2002.

As the operations of this subsidiary expand, our future operating results could be directly impacted by changes in foreign currency exchange rates or economic conditions in this region. As of December 31, 2003, we had $118,000 in cash and cash equivalents denominated in foreign currencies.

Item 4. Controls and Procedures

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

On October 23, 2003, Digital Impact furnished a Current Report on Form 8-K with the Securities and Exchange Commission announcing our financial results for our second fiscal quarter ended September 30, 2003.

On January 8, 2004, the Company furnished a Current Report on Form 8-K with the Securities and Exchange Commission. The Current Report on Form 8-K includes a copy of our press release dated January 5, 2004, which reaffirmed our quarterly financial forecasts for the quarter ended December 31, 2003.

On January 27, 2004, the Company furnished a Current Report on Form 8-K with the Securities and Exchange Commission. The Current Report on Form 8-K includes a copy of our press release dated January 27, 2004 reporting our results of operations and financial condition for the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 11, 2004

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