Form 10-K
period 2004-03-31
DIGITAL IMPACT INC /DE/
filed 2004-06-14
CIK 1095105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

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

     Yes ☒     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐     No ☒

      The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on September 30, 2003 as reported on the Nasdaq National Market, was approximately $67 million.

      As of June 8, 2004, the Registrant had outstanding approximately 34 million shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year, are incorporated by reference into Part III hereof.

FORM 10-K

ANNUAL REPORT
For the Year Ended March 31, 2004

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

Overview

      Digital Impact, Inc. (“Digital Impact” or “the Company”) was incorporated in California in October 1997 and reincorporated in Delaware in October 1999. Digital Impact is a leading provider of integrated digital marketing solutions for enterprises. Our solutions enable corporations to create and deliver integrated digital marketing programs that drive revenue, influence behavior and deepen customer relationships. Our solutions provide customer insight and powerful program execution through a combination of hosted applications, technology infrastructure and world class services.

      The IMPACT TM hosted application (“IMPACT”) forms the core of our integrated digital marketing solutions. Leveraging a scalable, hosted technology infrastructure, the IMPACT application facilitates many aspects of integrated digital marketing — including data management, marketing analytics, campaign management and message delivery. IMPACT is the first integrated digital marketing application built specifically for enterprise marketing teams to collaborate across departments, geographies and external agencies to quickly analyze, design, implement and execute complex targeted email marketing campaigns.

      Enterprise marketers face two major challenges in their email marketing programs: easily accessing and analyzing large quantities of cross-channel customer information, often stored in Customer Relationship Management (CRM) databases, as well as coordinating the time-sensitive email campaign process across marketing groups, corporate divisions and outside agencies. IMPACT solves these problems by providing integrated marketing and analytics workflow and task management. IMPACT lets marketers control and accelerate the process of creating coordinated email marketing campaigns with collaboration among all stakeholders.

      We provide our technology through a flexible outsourcing model minimizing systems and application support burden and giving clients a range of full-service and self-service alternatives. Many of our clients contract for a combination of professional services and industry-leading technology, ensuring that we jointly create and implement marketing campaigns that achieve optimal results.

      Digital Impact is organized into two segments: Customer Marketing and Professional Services. The respective revenue and gross profit of each of these segments is detailed in Note 7 to the Consolidated Financial Statements.

Customer Marketing Solutions

      We provide comprehensive solutions for creating and executing digital marketing programs. Our solutions are designed to enable marketers to build the foundation required to reach new customers and maximize the value of existing customers. Our solutions consist of the following offerings:

IMPACT

      IMPACT is a leading hosted online direct marketing application built specifically to address the complex needs of global enterprise marketers. IMPACT provides round-trip integration of sophisticated marketing analytics with collaborative email campaign management. Marketers can quickly access and analyze a wide range of cross-channel CRM data, identify new customer segments, easily create and deliver email campaigns to those segments, and track and measure the results, all in one application.

      Campaign Services provide clients with an account team to efficiently execute their online direct marketing programs. Based upon a client’s guidance, Campaign Services target, test, and execute email marketing campaigns utilizing the IMPACT hosted application. Clients maintain control and visibility over the entire process.

      Program Services provide clients with an expert team designed to proactively build and manage their online direct marketing programs around their email marketing goals. This team delivers insight, analysis and management to optimize the value of online customer relationships.

Professional Services

      Professional services provide specific solutions to enhance marketing programs and improve results. Digital Impact offers services to fulfill clients’ online direct marketing needs in each of the following categories: Strategy, Analysis, Data Management, Solutions Engineering, Web Development, Creative Design and Customer Acquisition.

      Customer Acquisition is a full service marketing offering that enables clients to cost-effectively reach new prospects and drive online revenue by converting prospects into customers. Digital Impact helps clients achieve superior results by providing access to a rich base of prospect sources, negotiating competitive rates and optimizing campaigns to reach the highest value customers. Our Customer Acquisition clients receive full service program management including strategic media plan development, comprehensive testing and results analysis.

Research and Development

      We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications incorporating that technology and maintaining the competitiveness of our product and service solutions. Digital Impact invests significant time and resources in creating a structured process for undertaking all product development. This process involves several functional groups at all levels within our organization and is designed to provide a framework for defining and addressing the activities required to bring product concepts and development projects to market successfully. For the fiscal year ended March 31, 2004 we spent $5.1 million on research and development activities.

Sales and Marketing

      We sell our products and services in the United States through a sales, client services and marketing organization that consisted of 178 employees as of March 31, 2004. These employees are primarily located at our headquarters in San Mateo, California and also in our office in New York. We also maintain a sales and client services organization of 13 employees in London, England supporting the European region.

Clients

      Our clients consist of a diverse group of companies operating in many industries primarily throughout the United States, ranging from Fortune 500 to smaller corporations. For the year ended March 31, 2004, two clients, Hewlett-Packard and Gap Inc. Direct, accounted for 12% and 11% of our total revenue, respectively.

Competition

      The market for online direct marketing services is highly competitive, evolves rapidly and experiences rapid technological change. We expect these market conditions to continue as the use of the Internet for direct marketing expands and because there are limited barriers to entry into our market.

      We believe that the factors on which we successfully compete include:

•	Quality of online direct marketing services

•	Technology-enhanced service offerings

•	Sophistication and reliability of technology

•	Speed of implementation of online direct marketing campaigns

•	Cost-effective online direct marketing solutions

•	Measurable results

•	Credibility of clients and their willingness to act as references

      Our principal competitors include providers of online direct marketing solutions such as DoubleClick, Responsys, Experian, Silverpop, Bigfoot Interactive and InfoUSA, as well as the in-house information technology departments of our existing and prospective clients. In the future, we may experience competition from Internet service providers, advertising and direct marketing agencies and other large established businesses possessing large, existing customer bases, substantial financial resources and established distribution channels and could develop, market or resell a number of online direct marketing solutions. These potential competitors may also choose to enter, or have already entered, the market for online direct marketing by acquiring one of our existing competitors or by forming strategic alliances with a competitor.

Intellectual Property

      We rely upon a combination of patent, copyright, trade secret and trademark laws to protect our intellectual property. We currently have one issued U.S. patent and several U.S. patent applications pending.

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

Seasonality

      The traditional direct marketing industry has typically generated lower revenue during the summer months and higher revenue during the calendar year-end months. We believe our business is affected by similar revenue fluctuations, driven primarily by our retail clients, but we are unable to isolate and predict the magnitude of these effects due to service and client mix variables.

Employees

      As of March 31, 2004, we had 278 employees. Of the total number of employees, 27 were engaged in research and development, 34 in sales, marketing and business development, 157 in account management, professional services and production and 60 in operations, finance, and administration. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers

      For information related to our executive officers, please refer to our Proxy Statement.

Website Access to Reports

      Our website address is www.digitalimpact.com and our periodic and current reports, and amendments to those reports, are available free of charge on our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Risk Factors

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

      Our clients’ marketing and advertising expenditures tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. The overall market for marketing and advertising services, including Internet marketing and advertising services, has experienced lower prices in recent quarters. We also cannot assure you that if economic conditions improve, marketing budgets and advertising spending will increase from current levels. A continued decline in the economic prospects of our clients or the economy in general could alter pending priorities or increase the time it takes to close a sale with a prospective client. As a result, our revenues from marketing services may decline significantly in any given period.

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

      The loss of a major client could harm our business. While only two clients each accounted for more than 10% of our revenues for the fiscal year 2004, the loss of one of these clients or another major client could have a material adverse effect on our business and results of operations.

The online direct marketing industry is highly competitive, and if we are unable to compete effectively, the demand for, or the prices of, our services may decline.

      The market for online direct marketing is highly competitive, rapidly evolving and experiencing rapid technological change. Intense competition may result in price reductions, reduced sales, gross margins and operating margins, and loss of market share. Our principal competitors include providers of online direct marketing solutions such as DoubleClick, Responsys, Experian, Silverpop, Bigfoot Interactive and InfoUSA, as well as the in-house information technology departments of our existing and prospective clients. The loss of a client due to service quality or technology problems could result in reputational harm to us and, as a result, increase the effect of competition and negatively impact our ability to attract new clients.

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

      If we do not continue to develop new technology and services that keep pace with competitive developments, satisfy diverse and rapidly evolving customer requirements and achieve market acceptance, we might be unable to attract new customers and retain existing customers. The development of proprietary technology and service enhancements and the migration of customers to this new technology entail significant technical and business risks and requires substantial expenditures and lead-time. We might not be successful in marketing and supporting recently released versions of our technology and services on a timely or cost-effective basis. In addition, even if new technology and services are developed and released, they might not achieve market acceptance. We have experienced delays in releasing new or enhanced technology and services in the past and could experience similar delays in the future, which could cause us to lose customers. Also, if we are not successful in a smooth migration of our customers to our new or enhanced technology and services, we could lose customers.

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

      We depend on the efficient and uninterrupted operations of our data center and hardware systems. Our data center and hardware systems are located in northern California, an area susceptible to earthquakes. Our data center and hardware systems are also vulnerable to damage from fire, floods, power loss, telecommunica-

tions failures, and similar events. If any of these events results in damage to our data center or systems, we may be unable to execute our clients’ online direct marketing campaigns until the damage is repaired, and may accordingly lose clients and revenues. In addition, subject to applicable insurance coverage, we may incur substantial costs in repairing any damage.

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

If our internal controls are inadequate, there is a greater risk of misstatements in our financial reports, fraud or incomplete disclosures.

      In connection with section 404 of Sarbanes-Oxley Act of 2002, the Company’s auditors will provide an attestation on the effectiveness of internal controls over financial reporting in either March 2005 or March 2006. The company has never undergone testing under the new standards. If the auditors are not able to attest to the adequacy of controls, this would indicate that there is not high assurance that the company’s controls would prevent mistatements in our financial reports, fraud or incomplete disclosures.

Item 2.	Properties

      Our principal executive offices are located in San Mateo, California, where we lease approximately 36,000 square feet under three leases that expire in dates ranging from 2005 to 2007. Digital Impact also leases office space in New York City and London for local sales and client service personnel, and Santa Monica, California for research and development staff. The Santa Monica office will be closed in June 2004 as part of our restructuring initiated in February 2004.

      A summary of our significant leased office and data center facilities is as follows:

	Approximate Number of	Expiration of
Location	Square Feet Leased(1)	Lease

San Mateo, California (headquarters)	36,000	March 2007
New York, New York	12,000	August 2007
Santa Monica, California	7,000	June 2004
London, England	1,200	April 2005

(1)	We currently occupy approximately 36,000 square feet of our San Mateo facility, approximately 9,000 square feet of our New York facility, 4,200 square feet of our Santa Monica facility and 1,200 square feet of our London facility. As of March 31, 2004 the remaining obligations under the San Mateo and New York leases are approximately $5 million and $2 million, respectively.

      Our datacenter is primarily located at facilities operated by Globix Corporation in Northern California. Our agreement with Globix expires in September 2004. As of March 31, 2004, the remaining obligation under the Globix lease is approximately $447,000.

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

      On February 23, 2004, the Company filed a patent infringement lawsuit against Responsys, Inc., a competitor of the Company. The lawsuit, captioned Digital Impact, Inc. v. Responsys, Inc., N. D. Cal., Case No. C04 00734 (SBA), alleges that Responsys has infringed and is continuing to infringe the Company’s U.S. Patent No. 6,449,634. The complaint seeks injunctive relief and unspecified damages. Responsys filed an answer and counterclaim on March 15, 2004. The counterclaim seeks a declaration that the patent is invalid or, in the alternative, that Responsys’s technology does not infringe the patent. The Company replied to the counterclaim on April 7, 2004, denying all material allegations. Responsys then filed a motion for judgment on the pleadings, which was denied on June 4, 2004.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended March 31, 2004.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

      Our common stock has been quoted on the Nasdaq National Market under the symbol DIGI since our initial public offering on November 23, 1999. The following table sets forth, for the periods indicated, the high and low bid quotations for our common stock as quoted on the Nasdaq National Market.

	High	Low

Fiscal Year 2003:
First quarter (from 4/01/02 – 6/30/02)	3.25	1.53
Second quarter	1.90	1.25
Third quarter	2.03	1.23
Fourth quarter	2.01	1.26
Fiscal Year 2004:
First quarter (from 4/01/03 – 6/30/03)	2.56	1.25
Second quarter	3.50	1.80
Third Quarter	3.22	2.18
Fourth Quarter	3.35	2.09

      On March 31, 2004, the last sale price of our common stock reported by the Nasdaq National Market was $2.64 per share. On June 8, 2004 the last sale price of our common stock reported by the Nasdaq National Market was $1.70 per share. As of June 8, 2004, the approximate number of common stockholders was 4,605.

      Digital Impact has never declared or paid any cash dividends on its capital stock. Digital Impact currently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Item 6.	Selected Financial Data

      The selected consolidated financial data set forth below with respect to Digital Impact’s Consolidated Statement of Operations for each of the years ended March 31, 2004, 2003 and 2002 and with respect to Digital Impact’s Consolidated Balance Sheets as of March 31, 2004 and 2003 have been derived from the audited financial statements which are included elsewhere herein. The selected consolidated data set forth with respect to Digital Impact’s Consolidated Statement of Operations for each of the periods ended March 31, 2001 and 2000 and with respect to Digital Impact’s Consolidated Balance Sheet as of March 31, 2002, 2001, and 2000 are derived from the audited financial statements of Digital Impact which are not included herein. The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the notes to those statements included elsewhere herein.

	Fiscal year ended March 31,

	2004		2003		2002		2001		2000

Statement of Operations Data
Revenues	$43,712		$44,010		$39,038		$40,153		$12,991
Gross profit	24,186		25,751		20,494		22,317		6,813
Loss from operations	(507)		(3,767)		(19,975)		(59,763)		(23,130)
Net loss	(580	)(1)	(3,974	)(2)	(19,678	)(3)	(56,731	)(4)	(21,653)
Net loss per common share — basic and diluted	$(0.02)		$(0.13)		$(0.70)		$(2.33)		$(2.28)
Weighted average shares used in basic and diluted per share calculation	32,950		30,290		27,960		24,350		9,510

	March 31,

	2004	2003	2002	2001	2000

Balance Sheet Data
Cash, cash equivalents and short-term investments	$26,158	$23,767	$25,588	$35,038	$68,073
Total assets	45,361	46,017	49,633	69,019	81,102
Long-term debt and capital lease obligations	80	—	1,324	2,653	726
Stockholders’ equity	39,016	36,455	38,889	55,555	73,530

(1)	The 2004 net loss includes restructuring charges and write-off of fixed assets of $326,000.

(2)	The 2003 net loss includes restructuring charges and write-off of fixed assets of $546,000.

(3)	The 2002 net loss includes a restructuring charge of $1.2 million and write-off of fixed assets of $600,000.

(4)	The 2001 net loss includes a goodwill impairment charge of $19.0 million and the write-off of acquired in-process research and development and fixed assets of $4.6 million

QUARTERLY RESULTS OF OPERATIONS

      The following table sets forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended March 31, 2004. This information is unaudited, but in the opinion of management, it has been prepared on substantially the same basis as the audited Consolidated Financial Statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operation. The consolidated quarterly data should be read in conjunction with our audited Consolidated Financial Statements and the notes to such statements appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

							Basic Net	Diluted Net
			Income		Weighted Average	Weighted Average	Loss per	Loss per
		Gross	(Loss) From	Net Income	Common Shares	Common Shares	Common	Common
Fiscal Quarter Ended	Revenues	Profit	Operations	(Loss)	Basic	Diluted	Share	Share

	(In thousands, except per share data)
2004
June 30	$10,928	$6,146	$(239)	$(293)	31,670	31,670	$(0.01)	$(0.01)
September 30	10,924	6,183	174	108	32,780	35,662	0.00	0.00
December 31	11,509	6,588	436	489	33,490	36,022	0.01	0.01
March 31	10,351	5,269	(878)	(884)	33,870	33,870	(0.03)	(0.03)
2003
June 30	$10,518	$6,165	$(1,139)	$(1,193)	29,640	29,640	$(0.04)	$(0.04)
September 30	11,128	6,626	(1,145)	(1,163)	29,990	29,990	(0.04)	(0.04)
December 31	11,490	6,954	(254)	(297)	30,510	30,510	(0.01)	(0.01)
March 31	10,874	6,006	(1,229)	(1,321)	31,010	31,010	(0.04)	(0.04)

      In the fourth quarter of fiscal 2004, Digital Impact recorded restructuring charges and write-off of fixed assets totaling $249,000. The charge was primarily related to closure of our Santa Monica office and severance payments related to the involuntary termination of 19 employees. (See Note 6 to the Consolidated Financial Statements.) The write-off of fixed assets for the first three fiscal quarters of 2004 totaled $77,000.

      In the fourth quarter of fiscal 2003, Digital Impact recorded restructuring charges and write-off of fixed assets totaling $546,000. The charge was primarily related to closure of our Cupertino facility and severance payments related to the involuntary termination of 18 employees. (See Note 6 to the Consolidated Financial Statements.)

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

      The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Additional factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors”, included elsewhere in this Annual Report. When used in this document, the words “believes,” “expects,” “anticipates,” “intends,” “plans” and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. You should read the following discussion in conjunction with our Consolidated Financial Statements and related notes.

Overview

      Digital Impact is a leading provider of integrated digital marketing solutions for Global 2000 enterprises. We draw on our industry specific expertise, our comprehensive methodology for creating programs to address specific marketing objectives and our proprietary technology platform to deliver marketing campaigns through email as well as website, search and other media. We derive revenues and cash flows primarily from two business segments: Customer Marketing and Professional Services (also known as Agency Services).

      The Customer Marketing segment derives revenue from the IMPACT email software platform sold as a subscription-based hosted service, account management services such as email campaign targeting, testing, delivery and reporting and program management teams which provide expertise in the design, management, analysis and optimization of marketing campaigns.

      The Professional Services segment derives revenue from project-based and retainer-based fees for marketing strategy, advanced analytics, data management, creative webpage design, customer acquisition and search engine marketing services.

      Personnel expenses and data center equipment, software and hosting expenses comprise the major components of our costs of revenues.

      Members of our senior management regularly review key financial information including net revenues by segment, operating expenses and margins, net income, earnings per share, and cash flow. They also review key operating metrics such as email delivery volume, service mix and major account trends. This information allows us to monitor the growth and profitability of our business and evaluate the effectiveness of investments that we have made and continue to make in the areas of client services, product development, marketing and data center operations.

      During the fiscal year ended March 31, 2004, total revenues declined by 1% from the prior fiscal year as price erosion offset a 25% increase in email volume. Our net loss improved to $580,000 in fiscal 2004 from a loss of $4.0 million in fiscal 2003 primarily as a result of cost reductions from restructuring actions in fiscal 2003. We expect modest growth in net revenues during fiscal 2005, primarily in the second half of the year. Our operating margin is substantially dependent upon the second half growth as we expect to make investments in professional services, product development and our infrastructure to help us achieve our long-term growth and profitability objectives.

Critical Accounting Policies and Estimates

      Digital Impact’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, management evaluates its estimates, including those related to the revenue recognition, accounting for internal-use software, allowance for doubtful accounts, valuation of long-lived assets and goodwill, and accounting for stock-based compensation. Management bases its estimates on historical experience and various factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Management believes that the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	revenue recognition;

•	estimating valuation allowances, specifically the allowance for doubtful accounts;

•	accounting for internal-use software;

•	valuation of long-lived assets and goodwill; and

•	accounting for stock-based compensation.

      Revenue recognition. We generate revenue from the sale of solutions that enable businesses to proactively communicate with their customers online.

      Digital Impact applies the provisions of Staff Accounting Bulletin 104 “Revenue Recognition” and recognizes revenue when persuasive evidence of an arrangement exists, the service has been delivered, the fee is fixed or determinable and collection of the resulting receivables is reasonably assured. Customer Marketing revenues are recognized upon sending of the campaigns. Revenues attributable to one-time set-up fees for service initiation are deferred and recognized ratably over the term of the client’s service agreement, typically twelve months. Customer Acquisition revenues are derived primarily from programs that assist clients in growing their email lists through the use of third-party providers. Customer Acquisition programs fall into three general categories: List Rental programs, ProspectNet programs, and search engine marketing. List Rental programs involve the execution and delivery of email campaigns to a defined number of individuals provided by a third-party list rental or email address matching service. ProspectNet programs involve the strategic placement of a Digital Impact client offer on a third-party site for the purpose of generating new opt-in email addresses for the client. Search engine marketing involves assisting clients in the use of search engines to acquire customers. Digital Impact contracts with third-party providers to deliver names of individuals who opt-in to join the client’s email list or, in the use of search, to deliver specific content in response to user search queries. Digital Impact is obligated to make payments to third-parties for the cost of services associated with the execution of List Rental, ProspectNet and search engine marketing programs. Digital Impact accounts for revenues and costs associated with Customer Acquisition programs in accordance with Emerging Issues Task Force Issue No. 99-19 (EITF 99-19), “Reporting Revenue Gross as a Principal versus Net as an Agent.” The costs of Customer Acquisition campaigns are estimated using work order commitments when final vendor invoices have not been received. The costs of Customer Acquisition campaigns are recognized in the period that the programs are executed and are netted against program revenue.

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

      Digital Impact provides other complementary services to clients, such as strategy, solutions engineering, web-page development, creative design and data analytics. These services are typically billed on an hourly rate or as a fixed project price. The revenue for engagements that support the delivery of future products and services, such as custom solutions, is deferred at the time of delivery and recognized pro-rata over the future periods of usage. The period over which the revenue is recognized varies, generally between one and twelve months, depending on the term of the contract or the estimated period of usage. Management uses its best estimates to determine the appropriate period for revenue deferral.

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

      Allowance for doubtful accounts. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Specifically, management must make estimates of the uncollectable portion of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debt experience, customer account disputes, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $8.2 million, net of allowance for doubtful accounts of $263,000, as of March 31, 2004.

      Accounting for internal-use software. We account for internal-use software in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Internal-use software costs, including any fees paid to third parties to implement the software, are capitalized beginning when we have determined various factors are present, including among others, that the technology exists to achieve the performance requirements, we have made a decision as to whether we will purchase the software or develop it internally and we have authorized funding for the project. Capitalization of software costs ceases when the software implementation is substantially complete and is ready for its intended use, and the capitalized costs are amortized over the software’s estimated useful life (generally two years) using the straight-line method. The estimated useful life is based on technical and marketing management judgment as to the product or feature life cycle. During the fiscal year 2004, we capitalized $311,000 related to internal-use software costs, none of which has been subject to amortization based upon deployment dates of the related products.

      When events or circumstances indicate the carrying value of internal use software might not be recoverable, we assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, if it is no longer probable that computer software being developed will be placed in service, the asset will be adjusted to the lower of its carrying value or fair value, if any, less direct selling costs. Any such adjustment would result in an expense in the period recorded, which could have a material adverse effect on our Consolidated Statement of Operations. As of March 31, 2004, we believe that no such impairment of internal-use software existed.

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

      When we determine that the carrying value of intangible assets, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any potential impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Long-lived assets and goodwill amounted to $8.1 million as of March 31, 2004.

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

      We have currently elected to apply the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with the provisions of SFAS No. 123, the Company applies APB No. 25, and related interpretations in accounting for its stock option plans. On March 31, 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95.” The proposed statement would eliminate the ability to account for share-based compensation transactions using APB No. 25 and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of operations. Should this proposed statement be finalized in its current form, it will have a significant impact on our consolidated statement of operations.

Results of Operations

      The following table sets forth, as a percentage of revenues, statement of operations data for the periods indicated. These operating results are not necessarily indicative of results for any future periods.

	Year ended March 31,

	2004		2003		2002

	(In thousands except percentage amounts)
Consolidated Statements of Operations Data:
Net Revenues	$43,712	100.0%	$44,010	100.0%	$39,038	100.0%
Cost of revenues	19,526	44.7	18,259	41.5	18,544	47.5

Gross profit:	24,186	55.3	25,751	58.5	20,494	52.5

Research and development	5,080	11.6	7,481	17.0	11,668	29.9
Sales and marketing	12,031	27.4	13,800	31.3	15,728	40.3
General and administrative	7,280	16.7	7,207	16.4	8,610	22.1
Stock-based compensation	88	0.2	386	0.9	2,319	5.9
Amortization of goodwill	—	—	—	—	1,500	3.8
Amortization of purchased intangibles	214	0.5	644	1.5	644	1.7

Total operating expenses	24,693	56.4	29,518	67.1	40,469	103.7

Loss from operations	(507)	(1.1)	(3,767)	(8.6)	(19,975)	(51.2)
Other income and (expense)	(73)	(0.2)	(207)	(0.4)	297	0.8

Net loss	$(580)	(1.3)%	$(3,974)	(9.0)%	$(19,678)	(50.4)%

COMPARISON OF THE YEARS ENDED MARCH 31, 2004 AND 2003

Revenues

      Our Customer Marketing business provides clients with comprehensive solutions for creating and executing online direct marketing programs. Our solutions are designed to enable marketers to drive revenue and deepen customer relationships with a comprehensive process that includes: collecting and managing customer information, analyzing the information to determine optimal segments and offers, and delivering highly relevant, individualized email messages. Customer Marketing represented 71% and 72% of revenue in fiscal 2004 and 2003, respectively.

      The Professional Services group provides expertise to enhance marketing programs and improve results. Digital Impact offers clients services in each of the following categories: Strategy, Analysis, Data Management, Solutions Engineering, Web Development, Creative and Customer Acquisition. Professional Services represented 29% and 28% of revenue in fiscal 2004 and 2003, respectively.

      Total revenues decreased by 1% to $43.7 million for the fiscal year ended March 31, 2004 from $44.0 million for the fiscal year ended March 31, 2003. Revenue generated by Customer Marketing activities decreased 2% for the twelve months ended March 31, 2004 over the twelve months ended March 31, 2003 and represented 71% of net revenues. An approximate increase in email volume to 3.2 billion, which equals 25% growth for the twelve months ended March 31, 2004 over the twelve months ended March 31, 2003, was offset by an erosion in pricing over the period. Revenue generated by Professional Services increased 2% for the twelve months ended March 31, 2004 over the twelve months ended March 31, 2003 and represented 29% of net revenues. A decline in Customer Acquisition revenue was offset by growth in Solutions Engineering revenue from custom programming.

      Annual revenues for fiscal 2005 are expected to grow modestly. We expect a small decline in the first half year compared to the first half of fiscal 2004, due to delayed new business, lower Customer Acquisition revenues, price erosion and client attrition. For the second half we expect modest growth compared to the second half of fiscal 2004.

Cost of Revenue

      Cost of revenue consists primarily of expenses relating to the delivery of online direct marketing services, including personnel costs of our services staff, the amortization of equipment, purchased and licensed technology, and data center expenses.

      Total cost of revenues increased 7% to $19.5 million for the fiscal year ended March 31, 2004 from $18.3 million for the fiscal year ended March 31, 2003. The increase in cost of revenues was primarily related to a $798,000 increase in depreciation of hardware and software and amortization of maintenance contracts related to the expansion and updating of our data center infrastructure and a $596,000 increase in service personnel costs and consulting expenses, offset by a $240,000 reduction in data center rent.

      Gross margin decreased to 55% for the fiscal year 2004 from 59% for fiscal 2003. The decline in gross margin was due to a 7% increase in cost of revenues while revenue decreased by 1%.

      Gross margins for Customer Marketing were 59% and 63% for the twelve months ended March 31, 2004 and 2003, respectively. The decrease in gross margin is primarily the result of price erosion, partially offset by improvements in operational efficiency.

      Gross margins for Professional Services were 46% and 48% for the twelve months ended March 31, 2004 and 2003, respectively. The decline is primarily due to a lower mix of Customer Acquisition revenues.

      We expect that total gross margins for fiscal year 2005 will be in the range of 50% to 55% as we expand our professional services capabilities in strategic marketing, data analytics and search engine marketing.

Operating Expenses

      Our operating expenses are classified into three general categories: research and development, sales and marketing, and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures. Although each category includes expenses that are unique to each operating category, some expenditures, such as compensation, employee benefits, recruiting costs, travel and entertainment costs, facilities costs and third-party professional service fees, occur in each of these categories.

      We allocate the facilities costs to each functional area that uses the facilities based on each area’s relative headcount. These allocated charges include rent and other facility-related costs, communication charges and depreciation expense for furniture and equipment.

      Total operating expenses also include non-cash expenses related to stock-based compensation, amortization of purchased intangibles, goodwill impairment charges and restructuring charges.

      Research and development. Research and development expenses consist primarily of personnel and related costs, consultants and outside contractor costs, and software and hardware maintenance costs for our development efforts. Research and development expense decreased by 32% to $5.1 million for the year ended March 31, 2004 from $7.5 million for year ended March 31, 2003. The decrease was mainly attributable to reductions in personnel costs, resulting from lower headcount driven by restructuring activities. We capitalized $311,000 and $84,000 for internally developed software for the fiscal years ended March 31, 2004 and March 31, 2003, respectively. We expect research and development expense to decrease in absolute dollars and as a percentage of revenue for the next fiscal year. Research and development expense is substantially dependent on the level of development activity and related staffing.

      Sales and marketing. Sales and marketing expenses consist of personnel and related costs for our direct sales force and marketing staff, and marketing programs, which include trade shows, advertisements, promotional activities and media events. Sales and marketing expenses decreased by 13% to $12.0 million for the fiscal year ended March 31, 2004 from $13.8 million for the year ended March 31, 2003. The decrease was mainly attributable to reduction in personnel costs due to lower staffing. We expect sales and marketing expense to increase modestly for the next fiscal year largely as a result of higher staffing and commissions on increased sales.

      General and administrative. General and administrative expenses consist primarily of personnel and related costs for general corporate purposes, including information services, finance, accounting, human resources, facilities and legal. General and administrative expenses increased by 1% to $7.3 million for the year ended March 31, 2004 from $7.2 million for the year ended March 31, 2003. The increase was primarily due to higher fees and increased accounting and legal activities. For the next fiscal year, we expect general and administrative expenses to increase slightly in absolute dollars and as a percentage of revenue.

      Stock-based compensation. In connection with the granting of stock options and restricted stock to our employees and the assumption of options related to the acquisition of MineShare, we recorded unearned stock-based compensation. It represents the total difference between the exercise prices of the stock options or the purchase price of the restricted stock and the deemed fair market value of the underlying common stock for accounting purposes on the date granted. This amount is included as a component of stockholders’ equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options or restricted stock, consistent with the methods described in FASB Interpretation No. 28.

      Stock-based compensation, a non-cash expense, decreased 77% to $88,000 for the year ended March 31, 2004 from $386,000 for the year ended March 31, 2003. The decline was primarily due to our use of the accelerated method of amortization for our employee stock-based compensation arrangements plus the reversal of balances of unamortized stock-based compensation as a result of employee terminations.

      As of March 31, 2004, $6,000 of total unearned deferred stock-based compensation remains to be amortized.

      Amortization of Goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized as of April 1, 2002 but is annually tested for impairment. The Company completed its testing in the fourth quarter of fiscal year 2004 and determined that no impairment existed.

      Amortization of Purchased Intangibles. Amortization of purchased intangibles consists of the amortization of purchased technology from our acquisition of MineShare. Amortization of purchased intangibles was $214,000 and $644,000 for the fiscal years ended March 31, 2004 and 2003, respectively.

      Other income and (expenses). Other expense decreased to $73,000 for the fiscal year ended March 31, 2004 from $207,000 for the fiscal year ended March 31, 2003. The decrease relates to a decline in interest paid on equipment leases and long-term debt. The interest expense declined to $100,000 from $386,000 in fiscal year 2004 and 2003, respectively, as debt and lease obligations decreased by $1.3 million.

      Income taxes. No provision for federal and state income taxes was recorded as we incurred net operating losses from inception through March 31, 2004. Due to the uncertainty regarding the ultimate utilization of the net operating loss carryforwards, we have not recorded any benefit for losses and a valuation allowance has been recorded for the entire amount of the net deferred tax asset. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. If we should have an ownership change, as defined for tax purposes, utilization of the carryforwards could be restricted. In addition, sales of our stock, including shares sold in the initial public offering, may further restrict our ability to utilize our net operating loss carryforwards.

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

      Total cost of revenues decreased 2% to $18.3 million for the fiscal year ended March 31, 2003 from $18.5 million for the fiscal year ended March 31, 2002.

      The decrease in cost of revenue was primarily related to lower costs for consultants of $485,000, resulting from reductions in outside staffing in our services and operations staff, and a $475,000 reduction in data center rent resulting from lower negotiated rates, offset by an increase in equipment depreciation of $310,000, as a result of our investments in our data center infrastructure and a $380,000 increase in personnel costs. Amortization of capitalized software development costs was $177,000 and $0 for the fiscal year ended March 31, 2003 and 2002, respectively.

      Gross margin increased to 59% for the fiscal year 2003 from 52% for fiscal 2002. The increase was largely due to efforts to control expenses while revenue grew by 13%.

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

      Research and development. Research and development expenses consist primarily of personnel and related costs, consultants and outside contractor costs, and software and hardware maintenance costs for our development efforts. Research and development expense decreased by 36% to $7.5 million for the year ended March 31, 2003 from $11.7 million for the year ended March 31, 2002. The decrease was mainly attributable to reductions in personnel costs of $3.7 million, resulting from a 24 person reduction in headcount related to restructuring activities and completion of our IMPACT product, $256,000 reduction in outside consulting expense related to efforts to control costs and meet development needs with internal personnel, and a $600,000 lease buyout cost in 2002 from the closure of Cupertino facility, offset by a $400,000 increase in depreciation and the amortization of software maintenance contracts. We capitalized $84,000 and $120,000 for internally developed software for the fiscal years ended March 31, 2003 and March 31, 2002, respectively. Current capitalized balances will be amortized over two years from the product release dates. A new version of IMPACT and related reporting products are expected to be released in mid-2004.

      Sales and marketing. Sales and marketing expenses consist of personnel and related costs for our direct sales force and marketing staff, and marketing programs, which include trade shows, advertisements, promotional activities and media events. Sales and marketing expense decreased by 12% to $13.8 million for the fiscal year ended March 31, 2003 from $15.7 million for the year ended March 31, 2002. The decrease was mainly attributable to a $1.2 million reduction in personnel costs associated with restructuring activities, a $360,000 reduction in marketing expenses, and a $260,000 reduction in recruiting expenses.

      General and administrative. General and administrative expenses consist primarily of personnel and related costs for general corporate purposes, including information services, finance, accounting, human resources, facilities and legal. General and administrative expenses decreased by 16% to $7.2 million for the year ended March 31, 2003 from $8.6 million for the year ended March 31, 2002. The decrease was primarily due to decreased personnel costs of $200,000 related to an 8% decline in headcount, a $540,000 decrease in bad debt expense, a $400,000 reduction in outside consulting expense and a $100,000 decline in travel and entertainment expense.

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

      As of March 31, 2003, approximately $125,000 of total unearned deferred stock-based compensation remains to be amortized.

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

      Other income and (expenses). Other income and (expense) decreased to ($207,000) for the fiscal year ended March 31, 2003 from $297,000 for the fiscal year ended March 31, 2002. Other expenses relate primarily to interest paid on long-term debt. Other income relates to interest income on cash, cash equivalents and short-term investments. The decrease in other income and (expense) was largely due to lower interest income on lower average cash and cash equivalents balances resulting from the use of cash to fund current operations, and lower prevailing interest rates.

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

Liquidity and Capital Resources

Cash and Investments.

      As of March 31, 2004, we had $26.2 million in cash, cash equivalents and short-term investments and working capital of $29.5 million. In addition, as of March 31, 2004, we had $1.2 million in restricted cash, $1.1 million of which is supporting letters of credit issued against certain contractual lease obligations.

Cash Flow from Operating Activities.

      Our operating activities generated $3.3 million of cash for the year ended March 31, 2004. The net cash generated resulted from the net loss of $580,000, offset by non-cash items of $5.7 million, an increase in accounts receivable of $269,000, an increase in deferred revenue of $112,000, a decrease in other assets of $351,000, and a decrease in accounts payable and accrued liabilities of $2.0 million. Customer payments of $43.4 million were the principal source of cash from operating activities. Salaries and other personnel costs of $30.0 million and rent, communications and other occupancy costs of $3.3 million comprised 82% of operating cash consumption in fiscal 2004.

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

Cash Flow from Investing Activities.

      Investing activities used $2.6 million of cash for the year ended March 31, 2004, related to the acquisition of property and equipment totaling $2.1 million and the investment of $0.5 million in short-term marketable securities. Investing activities used $2.9 million of cash for the year ended March 31, 2003, related to acquisition of property and equipment totaling $4.4 million, offset by the maturity of $1.5 million in short term investments. The cash was used to purchase the equipment and software, including performance monitoring systems, networking equipment, servers and database software, to upgrade and increase capacity of our data center. Investing activities used $4.0 million of cash for the year ended March 31, 2002, related to the acquisition of property and equipment totaling $2.3 million and the investment of $1.7 million in short-term marketable securities.

Cash Flow from Financing Activities.

      Financing activities generated $1.3 million of cash during the fiscal year ended March 31, 2004, attributable primarily to the proceeds from the issuance of common stock related to the exercise of stock options and shares issued under the Company’s employee stock purchase plan, offset by principal payments on long-term debt totaling $1.7 million. Financing activities used $1.8 million of cash for the year ended March 31, 2003, and consisted primarily of principal payments on long-term debt totaling $3.0 million, partially offset by proceeds from the issuance of common stock resulting from the exercise of stock options and shares issued under the Company’s employee stock purchase plan. Financing activities used $1.7 million of cash for the year ended March 31, 2002, and consisted primarily of principal payments on long-term debt totaling $2.3 million, partially offset by proceeds from the issuance of common stock resulting from the exercise of stock options and shares issued under the Company’s employee stock purchase plan.

Debt Payments.

      At March 31, 2004 we had borrowings in the form of long-term debt, payable in quarterly installments through October 2005, with an interest rate of 2%. Total debt as of March 31, 2004 was $238,000.

Commitments.

      We are committed to making cash payments in the future on two types of contracts: long-term debt and non-cancelable operating leases. We have no off-balance sheet debt or other such unrecorded obligations and we have not guaranteed the debt of any other party. Our credit agreements place restrictions on our ability to pay dividends.

Future Cash Needs.

      Digital Impact has made certain commercial commitments that extend beyond our fiscal year ending March 31, 2004. These commitments include letters of credit obtained from a financial institution in lieu of a security deposit for leased office space. The aggregate amount of the letters of credit is classified as restricted cash.

      Below is a schedule of the future payments that we are obligated to make based on agreements in place as of March 31, 2004:

	March 31

	Total	2005	2006	2007	2008	2009

	(In thousands)
Contractual Obligations:
Purchase obligations	$889	$499	$360	$30	$—	$—
Long-term debt	238	158	80	—	—	—
Operating leases	7,910	3,086	2,296	2,324	204	—

Total Contractual Obligations	$9,037	$3,743	$2,736	$2,354	$204	$—

      The purchase obligations in the table above relate to the minimum purchase commitments for internet and consulting fees, software fees and subscription contracts.

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

      The Company’s primary source of liquidity is $26.2 million in cash and cash equivalents, and short-term investments. The Company believes it has the necessary financial resources to fund its working capital needs, capital expenditures and other business requirements for at least the next 12 months. The Company’s cash flow is primarily dependent upon operating performance, capital expenditures to expand and update the data center infrastructure, and potential cash usage for corporate development transactions.

Indemnification Provisions.

      During the ordinary course of business, we have included indemnification provisions within our contracts. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, arising from a breach of representations, warranties or covenants and infringement of a 3rd parties’ intellectual property rights. To date, we have not incurred any costs in connection with such indemnification clauses.

Recent Accounting Pronouncements

      In November 2002, the EITF reached consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 applies to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard did not have a material effect on our financial position or results of operations.

      On March 31, 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or, liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The proposed standard would require the modified prospective method be used, which would require that the fair value of new awards granted from the beginning of the year of adoption plus unvested awards at the date of adoption be expensed over the vesting period. In addition, the proposed statement encourages companies to use the “binomial” approach to value stock options, which differs from the Black-Scholes option pricing model that we currently use to determine the fair value of our options. The proposed standard is recommending that the effective date for public companies be fiscal years beginning after December 15, 2004. Should this proposed statement be finalized in its current form, it will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on our consolidated net loss within our notes (see Note 2) as is our current practice.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Currency Risk

      For the period from our inception through March 31, 2004, we provided our services to clients primarily in the United States. As a result, our financial results have not been materially affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The majority of our sales are currently denominated in U.S. dollars. We have a subsidiary in the United Kingdom which, to date, has had minimal operations and minimal foreign currency sales. The effect of foreign exchange rates fluctuations on operations were not material for the years ended March 31, 2004, 2003 and 2002.

      As the operations of this subsidiary expand, our future operating results could be directly impacted by changes in foreign currency exchange rates or economic conditions in this region. As of March 31, 2004, we had $140,520 in cash and cash equivalents denominated in foreign currencies.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Digital Impact, Inc.:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Digital Impact, Inc. and its subsidiaries at March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

San Jose, California

June 1, 2004

DIGITAL IMPACT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	March 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$25,550	$23,659
Short-term investments	608	108
Accounts receivable, net of allowance for doubtful accounts of $263 and $345	8,172	7,903
Prepaid expenses and other current assets	1,385	1,377

Total current assets	35,715	33,047

Property and equipment, net	6,100	8,909
Restricted cash	1,164	1,114
Goodwill	2,002	2,002
Intangible assets	—	214
Other assets	380	731

Total assets	$45,361	$46,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,100	$1,819
Accrued payroll	1,647	1,779
Accrued pass-through vendor costs	659	398
Accrued liabilities	614	2,005
Deferred revenue	2,087	1,975
Current portion of capital lease obligations	—	374
Current portion of long-term debt	158	1,212

Total current liabilities	6,265	9,562

Long-term debt, less current portion	80	—

Total liabilities	6,345	9,562

Commitments (See Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 34,089 and 33,593 issued and outstanding	34	31
Additional paid-in capital	145,540	142,482
Accumulated other comprehensive income (loss)	51	(12)
Unearned stock-based compensation	(6)	(125)
Accumulated deficit	(105,959)	(105,379)
Less treasury stock, at cost, (496 and 454) shares	(644)	(542)

Total stockholders’ equity	39,016	36,455

Total liabilities and stockholders’ equity	$45,361	$46,017

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL IMPACT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal year ended March 31,

	2004	2003	2002

Revenues	$43,712	$44,010	$39,038
Cost of revenues	19,526	18,259	18,544

Gross profit	24,186	25,751	20,494

Operating expenses:
Research and development	5,080	7,481	11,668
Sales and marketing	12,031	13,800	15,728
General and administrative	7,280	7,207	8,610
Stock-based compensation	88	386	2,319
Amortization of goodwill	—	—	1,500
Amortization of purchased intangibles	214	644	644

Total operating expenses	24,693	29,518	40,469

Loss from operations	(507)	(3,767)	(19,975)
Other income and (expenses)	(73)	(207)	297

Net loss	$(580)	$(3,974)	$(19,678)

Net loss per common share — basic and diluted	$(0.02)	$(0.13)	$(0.70)

Shares used in net loss per common share calculation — basic and diluted	32,950	30,290	27,960

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL IMPACT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Fiscal year ended March 31,

	2004	2003	2002

Net loss	(580)	(3,974)	(19,678)
Other comprehensive income (loss):
Cumulative translation adjustment	63	(12)	—
Unrealized gains (losses) on investments	—	—	34

Net change in other comprehensive income (loss)	63	(12)	34

Comprehensive loss	(517)	(3,986)	(19,644)

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL IMPACT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other	Unearned
					Paid-In	Comprehensive	Stock-Based	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Compensation	Deficit	Total

Balances, March 31, 2001	27,866	27	(110)	(147)	141,823	(34)	(4,387)	(81,727)	55,555
Issuance of common stock in respect of exercise of stock options and ESPP, net of repurchases	1,141	2	—	—	954	—	—	—	956
Issuance of common stock — restricted stock award	704	1	—	—	1,619	—	(1,620)	—	—
Repurchase of common stock	—	—	(285)	(297)	—	—	—	—	(297)
Issuance of common stock to non-employees	50	—	—	—	43	—	(43)	—	—
Amortization of unearned stock-based compensation	—	—	—	—	—	—	2,319	—	2,319
Cancellations of unvested options and restricted stock	—	—	—	—	(2,562)	—	2,562	—	—
Unrealized gains on marketable securities	—	—	—	—	—	34	—	—	34
Net loss	—	—	—	—	—	—	—	(19,678)	(19,678)

Balances, March 31, 2002	29,761	30	(395)	(444)	141,877	—	(1,169)	(101,405)	38,889
Issuance of common stock upon exercise of stock options and warrants, net of repurchases	741	1	—	—	568	—	—		569
Issuance of common stock — ESPP	1,024		—	—	695	—	—		695
Repurchase of restricted stock	(95)		(59)	(98)	—	—	—		(98)
Non-employee option grant	—	—	—	—	22	—	—		22
Amortization of unearned stock-based compensation	—	—	—	—	—	—	310		310
Cancellations of unvested options and restricted stock	—	—	—	—	(680)	—	734		54
Cumulative translation adjustment	—	—	—	—	—	(12)	—		(12)
Net loss	—	—	—	—	—	—	—	(3,974)	(3,974)

Balances, March 31, 2003	31,431	31	(454)	(542)	142,482	(12)	(125)	(105,379)	36,455
Issuance of common stock upon exercise of stock options and warrants, net of repurchases	2,132	2	—	—	2,341	—	—	—	2,343
Issuance of common stock — ESPP	521	1	—	—	748	—	—	—	749
Repurchase of restricted stock	—	—	(40)	(97)	—	—	—	—	(97)
Restricted stock grant	5	—	(2)	(5)	14	—	—	—	9
Amortization of unearned stock-based compensation	—	—	—	—	—	—	74	—	74
Cancellation of unvested options and restricted stock					(45)		45		—
Cumulative translation adjustment	—	—	—	—	—	63	—	—	63
Net loss	—	—	—	—	—	—	—	(580)	(580)

Balances, March 31, 2004	34,089	34	(496)	(644)	145,540	51	(6)	(105,959)	39,016

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL IMPACT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal year ended March 31,

	2004	2003	2002

Cash flows from operations:
Net loss	$(580)	$(3,974)	$(19,678)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,266	6,556	7,905
Provision for (recovery of) bad debts	—	(36)	501
Amortization of unearned stock-based compensation	88	386	2,319
Loss on write-off of fixed assets and other non-cash items	300	64	1,265
Unrealized loss on cash and cash equivalents	—	—	34
Change in operating assets and liabilities:
Accounts receivable	(269)	324	4,207
Prepaid expenses and other current assets	48	127	(953)
Restricted cash	(50)	27	706
Other assets	351	134	(286)
Accounts payable	(719)	(291)	(2,028)
Accrued liabilities	(1,262)	(23)	776
Deferred revenue	112	1,146	(221)

Net cash provided by (used in) operating activities	3,285	4,440	(5,453)

Cash flows from investing activities:
Purchases of investments in marketable securities	(500)	—	(1,651)
Maturities of investments in marketable securities	—	1,543	—
Acquisition of property and equipment	(2,145)	(4,416)	(2,307)

Net cash used in investing activities	(2,645)	(2,873)	(3,958)

Cash flows from financing activities:
Principal payments on long-term debt	(1,664)	(2,999)	(2,349)
Proceeds from issuance of common stock	3,092	1,264	956
Purchases of treasury stock	(102)	(98)	(297)

Net cash provided by (used in) financing activities	1,326	(1,833)	(1,690)

Effect of exchange rates on cash and cash equivalents	(75)	(12)	—
Net increase (decrease) in cash and cash equivalents	1,891	(278)	(11,101)
Cash and cash equivalents at beginning of year	23,659	23,937	35,038

Cash and cash equivalents at end of year	$25,550	$23,659	$23,937

Supplemental disclosure of cash flow information:
Cash paid for interest	$100	$386	$520
Supplemental disclosure of non-cash financing activities:
Assets acquired under capital leases	316	1,404	1,102
Unearned stock-based compensation	$(31)	$(658)	$(899)

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company

      Digital Impact, Inc. (the “Company” or “Digital Impact”) was incorporated in California in October 1997 and reincorporated in Delaware in October 1999. Digital Impact is a premier provider of online direct marketing solutions for enterprises. The Company’s solutions enable corporations to create and deliver online direct marketing programs that drive revenue, influence behavior and deepen customer relationships. The Company’s solutions provide customer insight and powerful program execution through a combination of hosted applications, technology infrastructure and digital marketing services.

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

      Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation. The reclassifications had no effect on prior years’ stockholders’ equity.

      The Company incurred a net loss of approximately $580,000 for the year ended March 31, 2004 and generated cash of $3.3 million from operating activities for that period.

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

      The Company’s primary source of liquidity is $25.6 million in cash and cash equivalents, and $608,000 in short-term investments. The Company believes it has the necessary financial resources to fund its working capital needs, capital expenditures and other business requirements for at least the next 12 months.

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

Foreign currency translation

      The functional currency for the Company’s U.K. subsidiary is the U.K. Pound. Assets and liabilities are translated using the exchange rate at the balance sheet date. Revenues, expenses, gains, and losses are translated using the exchange rate at the end of the month in which the transaction occurred. Translation

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

gains and losses are accumulated as a separate component of stockholders’ equity. Net gains and losses from foreign currency transactions are included in the Consolidated Statement of Operations and were not significant during any of the periods presented.

Revenue recognition

      The Company generates revenue from the sale of solutions that enable businesses to proactively communicate with its customers online.

      Digital Impact applies the provisions of Staff Accounting Bulletin 104 “Revenue Recognition” and recognizes revenue when persuasive evidence of an arrangement exists, the service has been delivered, the fee is fixed or determinable and collection of the resulting receivables is reasonably assured. Customer Marketing revenues are recognized upon sending the campaigns. Revenues attributable to one-time set-up fees for service initiation are deferred and recognized ratably over the term of the client’s service agreement, typically twelve months. Customer Acquisition revenues are derived primarily from programs that assist clients in growing their email lists through the use of third-party list rentals. Customer Acquisition programs fall into three general categories: List Rental, ProspectNet and search engine marketing programs. List Rental programs involve the execution and delivery of email campaigns to a defined number of individuals provided by a third-party list rental or email address marketing service. ProspectNet programs involve the strategic placement of a Digital Impact client offer on a third-party site for the purpose of generating new opt-in email addresses for the client. Search engine marketing involves the expert management of search, placement, traffic flow, and analytical data for our clients. Digital Impact contracts with third-party providers to deliver names of individuals who opt-in to join the client’s email list. Digital Impact is obligated to make payments to third parties for the cost of services associated with the execution of List Rental and ProspectNet programs. Digital Impact accounts for revenues and costs associated with Customer Acquisition programs in accordance with Emerging Issues Task Force Issue No. 99-19 (EITF 99-19), “Reporting Revenue Gross as a Principal versus Net as an Agent.” The cost of Customer Acquisition campaigns are recognized in the period that the programs are executed and are netted against program revenue. The cost of Customer Acquisition campaigns are estimated using Company records of outstanding purchase commitments when final vendor invoices have not been received.

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

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

      As of March 31, 2004, we had $1.2 million in restricted cash, $1.1 million of which represents cash pledged as collateral for letters of credit that collateralize the Company’s operating leases.

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

      The Company’s customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. For the fiscal year ended March 31, 2004, two customers represented 11% and 12% of revenue. In fiscal year 2003, one customer represented 14% of revenue. As of March 31, 2004, two customers represented 10% and 12% of accounts receivable, while as of March 31, 2003, one customer represented 18% of accounts receivable. For the fiscal year ended March 31, 2002, one customer represented 11% of revenue, and one customer represented 17% of accounts receivable.

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

      The Company capitalizes certain direct costs incurred in the development of internal use software. For the fiscal years ended March 31, 2004, 2003 and 2002, the Company capitalized approximately $311,000, $84,000 and $120,000 in software development costs, respectively. These costs are being amortized using the straight-line method over the estimated useful life of the software, generally two years, beginning when the software is ready for use. These amounts are included in property and equipment in the accompanying consolidated balance sheet.

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-lived assets

      Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the shorter of the estimated useful lives of the assets, generally three to five years, or the lease term, if applicable. Gains and losses upon asset disposal are taken into Other Income (Expense) in the year of disposition. Maintenance and repairs are charged to operations as incurred.

      Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated discounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Goodwill and other intangible assets

      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill is no longer subject to amortization, but rather is subject to at least an annual assessment for impairment. The company completed its annual impairment test in March 2004 and determined that no impairment existed.

Income taxes

      Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax basis of assets and liabilities, measured at tax rates that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of March 31, 2004, the Company had recorded a full valuation allowance against its deferred tax assets.

Accounting for stock-based compensation

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

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Had the Company determined compensation expense of employee stock options based on the estimated fair value of the stock options at the grant date, consistent with the guidelines of SFAS 123, the net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	March 31,

	2004	2003	2002

Net loss, as reported	$(580)	$(3,974)	$(19,678)
Add: Stock-based employee compensation expense included in reported net loss	94	363	2,256
Deduct: total stock-based compensation determined under fair value based method for all awards	(2,123)	(3,263)	(5,593)

Pro forma net loss, fair value method for all stock-based awards	$(2,609)	$(6,874)	$(23,015)

Basic and diluted net loss per share:
As reported	$(0.02)	$(0.13)	$(0.70)
Pro forma	$(0.08)	$(0.23)	$(0.82)

      The fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

				Employee StockPurchase
	Stock Options			Plan

	Year ended March 31,			Year ended March 31,

	2004	2003	2002	2004	2003	2002

Expected volatility	74%	90%	115%	88%	90%	115%
Weighted average risk-free interest rate	2.95%	3.45%	4.23%	1.28%	2.11%	3.39%
Expected life in years	4.2	6.5	6.5	0.75	0.75	0.75
Expected dividends	0%	0%	0%	0%	0%	0%

      Based on the above assumptions, the weighted average fair value per share of options granted at fair market value for the years ended March 31, 2004, 2003 and 2002, was $1.37, $1.18 and $0.72, respectively. No options were granted below fair market value for the fiscal years ended March 31, 2004, 2003 and 2002.

      The pro forma impact of options on the net loss for the years ended March 31, 2004, 2003 and 2002, may not be representative of the effects on net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

Comprehensive loss

      Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive loss, a component of stockholders’ equity, recorded by the Company for the fiscal years ended March 31, 2004, 2003 and 2002 was attributable to unrealized gains and losses on cash equivalents and the impact of foreign currency translation losses.

Net loss per common share

      Basic net loss per share is calculated by dividing net loss by the weighted average number of vested common shares outstanding for the period. Diluted net loss per share is calculated giving effect to all dilutive potential common shares, including options and preferred stock. A reconciliation of the numerators and

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

denominators used in the basic and diluted net loss per share amounts follows (amounts in thousands, except per share data):

	Fiscal year ended March 31,

	2004	2003	2002

Numerator:
Net loss	$(580)	$(3,974)	$(19,678)

Denominator:
Weighted average common shares outstanding	32,950	30,300	28,315
Weighted average unvested common shares subject to repurchase	—	(10)	(355)

Denominator for basic and diluted calculation	32,950	30,290	27,960

Net loss per common share — basic and diluted	$(0.02)	$(0.13)	$(0.70)

      The following outstanding stock options, shares subject to repurchase by the Company and warrants have been excluded from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented (in thousands):

	Fiscal year ended March 31,

	2004	2003	2002

Options	7,323	7,935	8,410
Shares subject to repurchase	—	220	389

Recent accounting pronouncements

      In November 2002, the EITF reached consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 applies to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard did not have a material effect on its financial position or results of operations.

      On March 31, 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or, liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The proposed standard would require the modified prospective method be used, which would require that the fair value of new awards granted from the beginning of the year of adoption plus unvested awards at the date of adoption be expensed over the vesting period. In addition, the proposed statement encourages companies to use the “binomial” approach to value stock options, which differs from the Black-Scholes option pricing model that we currently use to determine the fair value of our options. The proposed standard is recommending that the effective date for public companies be fiscal years beginning after December 15, 2004. Should this proposed statement be finalized in its current form, it will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on our consolidated net loss within our notes as is our current practice.

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3.	Balance Sheet Components

Property and equipment, net

	March 31,

	2004	2003

	(In thousands)
Furniture and office equipment	$1,335	$1,322
Capitalized software development	515	204
Computer equipment and software	22,161	22,172

Total cost	24,011	23,698
Less accumulated depreciation	(17,911)	(14,789)

	$6,100	$8,909

      Depreciation and amortization expense for property and equipment was approximately $5.0 million, $5.7 million, and $5.8 million for the years ended March 31, 2004, 2003 and 2002, respectively. Amortization of capitalized software development was approximately $27,000 and $177,000 for the year ended March 31, 2004 and 2003, respectively.

Goodwill

      Goodwill consisted of the following: (in thousands)

	March 31,

	2004	2003

Goodwill	$9,933	$9,933
Accumulated amortization	(7,931)	(7,931)

	$2,002	$2,002

      Upon adoption of SFAS No. 142 on April 1, 2002, the Company ceased amortizing goodwill. The following adjusts reported net loss and basic and diluted net loss per share as if the adoption of SFAS No. 142 occurred as of April 2000.

	Year ended March 31,

	2004	2003	2002

	(In thousands, except
	per share amounts)
Reported net loss	$(580)	$(3,974)	$(19,678)
Goodwill amortization	—	—	1,500

Adjusted net loss	$(580)	$(3,974)	$(18,178)

Basic and Diluted net loss per share
Reported net loss	$(0.02)	$(0.13)	$(0.70)
Goodwill amortization	—	—	$0.05

Adjusted net loss	$(0.02)	$(0.13)	$(0.65)

Shares used in computing basic and diluted net loss per share	32,950	30,290	27,960

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets

      Intangible assets consist of the following: (in thousands)

	March 31,

	2004	2003	2002

Intangible assets	$1,930	$1,930	$1,930
Accumulated amortization	(1,930)	(1,716)	(1,072)

	$—	$214	$858

      Amortization expense was $214,000, $644,000 and $644,000 for the years ended March 31, 2004, 2003 and 2002, respectively.

Note 4.	Long-Term Debt and Commitments

Long-term debt

      In fiscal 2004, the Company signed an agreement to finance a software purchase. The amount borrowed under the agreement is $316,000 and bears interest at a rate of 2.0% per year. As of March 31, 2004, $238,000 remained outstanding.

Operating leases

      The Company leases its facilities under operating leases, which expire between 2005 and 2008. Rent expense for the years ended March 31, 2004, 2003 and 2002 was $2.8 million, $2.9 million, and $4.5 million, respectively.

      Future minimum debt and lease payments under noncancelable capital and operating leases, including lease commitments entered into as of March 31, 2004, are as follows (in thousands):

	Long-term	Operating
Year Ending March 31,	Debt	Leases

2005	$158	$3,086
2006	80	2,296
2007	—	2,324
2008 and thereafter	—	204

Total minimum payments	$238	$7,910

Letter of credit

      In 2000, the Company obtained a letter of credit from a financial institution totaling $1.1 million in lieu of a security deposit for leased office space which is collateralized by an amount of $1.1 million of cash which is classified as restricted cash and held in long-term other assets. No amounts have been drawn against the letter of credit at March 31, 2004.

Note 5.	Stockholders’ Equity

Convertible preferred stock

      The Company is authorized to issue up to 5,000,000 shares of convertible preferred stock, par value $0.001 per share. As of March 31, 2004 and 2003, there were no shares of preferred stock issued or outstanding.

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common stock

      Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid through March 31, 2004.

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

      A summary of the stock option activity for all plans for the three years ended March 31, 2004 is as follows:

	Outstanding	Weighted
	number of	average
	options	exercise price

	(Shares in thousands)
Balances, March 31, 2001	7,691	$5.29
Options granted	5,009	$0.85
Options exercised	(641)	$0.81
Options cancelled	(3,649)	$5.75

Balances, March 31, 2002	8,410	$2.78
Options granted	1,778	$1.54
Options exercised	(741)	$0.75
Options cancelled	(1,512)	$3.42

Balances, March 31, 2003	7,935	$2.57
Options granted	3,478	$2.46
Options exercised	(2,132)	$1.10
Options cancelled	(1,958)	$3.28

Balances, March 31, 2004	7,323	$2.76

      At March 31, 2004, 2003 and 2002, there were 4,878,000, 4,694,000 and 2,612,000 shares available for grant, respectively.

1999 director option plan

      In September 1999, the Company adopted the 1999 Director Option Plan under which 1,500,000 shares of common stock have been reserved for issuance to non-employee members of the Company’s Board of Directors. As of March 31, 2004, 130,000 options have been granted under this plan.

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Options outstanding and exercisable

      The following table summarizes information about options outstanding and exercisable at March 31, 2004.

	Outstanding

		Weighted		Exercisable
		Average
		Remaining	Weighted		Weighted
Range of Per Share	Number of	Contractual Life	Average	Number of	Average
Exercise Prices	Options	(Years)	Exercise Price	Options	Exercise Price

	(In thousands)			(In thousands)
$0.02 – $1.17	1,786	7.4	$0.72	1,333	$0.72
$1.24 – $1.70	1,161	8.7	$1.41	382	$1.44
$1.73 – $2.35	628	8.0	$2.01	352	$1.94
$2.38 – $2.45	479	8.8	$2.41	103	$2.41
$2.48 – $2.50	312	8.2	$2.49	122	$2.50
$2.55 – $2.55	1,283	9.6	$2.55	149	$2.55
$2.61 – $2.75	790	9.7	$2.68	47	$2.69
$2.79 – $3.70	109	8.1	$3.02	45	$3.26
$4.63 – $7.00	225	6.0	$6.72	212	$6.73
$8.00 – $48.88	548	6.2	$12.53	525	$12.66

	7,323	8.3	$2.76	3,270	$3.51

      At March 31, 2004, 2003 and 2002, there were 3,270,000, 4,546,000 and 2,687,000 options outstanding and exercisable at weighted average exercise prices of $3.51, $2.90 and $3.92, respectively.

Restricted stock grants

      In March 2001, the Company issued approximately 548,000 shares of restricted stock with a fair value of $1.34 per share as part of a retention program designed to retain key employees. Half of the restricted stock vested on the date of issuance. The remainder vested on September 16, 2001. As a result, the Company recognized approximately $361,000 of compensation expense in the fiscal year ended March 31, 2001, for the shares that vested immediately, and recorded unearned stock-based compensation totaling approximately $375,000 for the shares that vest in September 2001. The $375,000 of recorded unearned stock-based compensation was recognized as stock-based compensation expense in the fiscal year ended March 31, 2002.

      In April 2001, the Company issued approximately 797,500 shares of restricted stock with a fair value of $1.67 per share in exchange for the cancellation of approximately 737,500 options. The restricted stock was issued with a purchase price of $0.001 with one-sixth of the stock vesting on the grant date and the remainder vesting over three years. The Company recorded unearned stock-based compensation of approximately $1.3 million which will be recognized over the vesting period of the restricted stock.

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

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee stock purchase plan

      In September 1999, the Board of Directors adopted the employee stock purchase plan under which 3.1 million shares have been reserved for issuance. The number of shares is subject to an annual increase as defined in the plan document. The 1999 employee stock purchase plan contains successive six-month offering periods and the price of stock purchased under the plan is 85% of the lower of the fair value of the common stock either at the beginning of the period or at the end. As of March 31, 2004, the Company had issued 2.4 million shares under the plan at a weighted average price of $1.45 per share.

Note 6.	Restructuring Charges

      The restructuring charges for the fiscal years ended March 31, 2004, 2003 and 2002 have been included in cost of revenues, research and development, sales and marketing and general and administrative expenses.

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

Fiscal 2003 restructuring

      In the fourth fiscal quarter of 2003, the Company initiated a cost reduction program that resulted in the involuntary termination of 18 employees and the closure of our Cupertino facility. The Company recorded a charge of $546,000 to operations during the fourth fiscal quarter. The charge related to payments for severance of approximately $131,000, the accrual of future lease costs (net of estimated sublease income) of approximately $365,000, and the write-off of fixed assets of approximately $50,000. As of March 31, 2004, all of these accrued costs have been paid.

Fiscal 2004 restructuring

      In the fourth fiscal quarter of 2004, the Company initiated a cost reduction resulting in the closure of Santa Monica office in June 2004 and involuntary termination of 19 employees. The Company recorded a severance charge of $164,000 during the fourth fiscal quarter. As of March 31, 2004, approximately $70,000 remained in “Accrued Liabilities” for future severance payments. It is expected to be paid by the end of December 2004.

Note 7.	Segment Reporting

      Digital Impact is organized into two segments: Customer Marketing and Professional Services. These segments were determined in fiscal 2003 based on the alignment of the Company’s organization structure and selected management financial reporting with the nature of the service product offerings.

      Customer Marketing provides clients with comprehensive solutions for creating and executing online direct marketing programs. Our solutions are designed to enable marketers to drive revenue and deepen

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

customer relationships with a comprehensive process that includes: collecting and managing customer information, analyzing the information to determine ideal segments and offers, and delivering highly relevant, individualized email messages. Customer Marketing represented 71% and 72% of revenue in fiscal 2004 and 2003, respectively. The gross margin for Customer Marketing was 59% and 63% for the twelve months ended March 31, 2004 and 2003, respectively.

      Professional Services are utilized by clients to enhance marketing programs and improve results. Digital Impact offers clients services in each of the following categories: Strategy, Analysis, Data Management, Solutions Engineering, Web Development, Creative and Customer Acquisition. Professional Services represented 29% and 28% of revenue in fiscal 2004 and 2003, respectively. The gross margin for Professional Services were 46% and 48% for the twelve months ended March 31, 2004 and 2003, respectively.

      The respective revenue and gross profit of each of these segments is as follows:

	Year Ended March 31, 2004			Year Ended March 31, 2003			Year Ended March 31, 2002

	Customer	Professional		Customer	Professional		Customer	Professional
	Marketing	Services	Total	Marketing	Services	Total	Marketing	Services	Total

Revenue	$31,244	$12,468	$43,712	$31,776	$12,234	$44,010	$29,034	$10,004	$39,038

Segment Gross Profit	$18,403	$5,783	$24,186	$19,903	$5,848	$25,751	$16,279	$4,215	$20,494

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

Note 8.	Income Taxes

      At March 31, 2004, the Company had federal and state net operating loss carryforwards of approximately $86.6 million and $40.6 million respectively, available to offset future regular taxable income, if any. The Company’s net operating loss carryforwards expire on various dates after the year 2008, if not utilized.

      At March 31, 2004, the Company had federal and state research and development and other credits of approximately $2.2 million and $1.8 million, respectively. The federal research and development credit carryforwards expire beginning after 2013, if not utilized, and the California state research credit can be carried forward indefinitely.

      The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforward in certain situations where changes occur in the stock ownership of a company. The availability of net operating losses to offset future taxable income may be limited as a result of the acquisition of Mineshare in 2000. The amount of such limitation, if any, has not been determined.

DIGITAL IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Temporary items that give rise to significant portions of deferred tax assets and liabilities at March 31, 2004 and 2003 are as follows (in thousands):

	March 31,

	2004	2003

Net operating loss carryforwards	$31,830	$31,050
Research and development credit carryover	3,401	2,707
Fixed assets	(199)	(198)
Stock based compensation	1,882	2,994
Capitalized research and development expenses	1,158	1,326
Capitalized start-up and other	701	861

Total deferred tax assets	38,773	38,740
Less valuation allowance	(38,773)	(38,740)

Net deferred tax asset	$—	$—

      Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has established a 100% valuation allowance against its deferred tax asset. The valuation allowance for the period ended March 31, 2004 increased by $191,000.

      The difference between the income tax benefit at the statutory of 34% and the company’s effective tax rate is due primarily to the valuation allowance established to offset the deferred tax assets. The provision for income tax is different than the amount computed using the applicable statutory federal income tax rate with the difference for the years summarized below:

Rate reconciliation

	March 31,

	2004	2003	2002	2001

Federal tax benefit	34.00%	34.00%	34.00%	34.00%
State tax benefit, net of federal	5.83	5.83	5.83	5.83
Research and development	—	—	—	3.68
Permanent differences	(5.08)	(0.45)	(2.63)	(20.72)
California net operating loss limitation	(26.38)	(4.23)	(1.45)	6.07
Other	(2.69)	25.16	8.65	2.10
Valuation allowance	(5.68)	(60.31)	(44.40)	(30.96)

Total effective rate	0.00%	0.00%	0.00%	0.00%

Note 9.	Related Party Transactions

      In January 2002, the Company loaned $300,000 to William Park, our Chief Executive Officer. Mr. Park has repaid this loan in its entirety in April 2004. The loan was scheduled to mature on February 1, 2005. Interest, compounded annually and paid in full upon maturity, accrued at the rate of 2.74%. As of March 31, 2004, approximately $4,000 of unpaid interest was outstanding.

Schedule II

Valuation and Qualifying Accounts

		Additions
		(Deductions)
	Balance at	Charged to
	Beginning of	Costs and	Deductions	Balance at
	Period	Expenses	Write-Offs	End of Year

	(In thousands)
Fiscal year ended March 31, 2004
Allowance for doubtful accounts	$345	$0	$82	$263

Fiscal year ended March 31, 2003
Allowance for doubtful accounts	$697	$(36)	$316	$345

Fiscal year ended March 31, 2002
Allowance for doubtful accounts	$883	$501	$687	$697

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

Item 9A.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

      Our disclosure controls and procedures provide our Chief Executive Officer and Chief Financial Officer reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, company management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

      (b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      The information concerning the Company’s directors and executive officers required by this Item is incorporated by reference to the Company’s Proxy Statement, “Proposal No. 1 — Election of Director” and “Executive Officers.”

      There is no family relationship among any of the directors or executive officers of Digital Impact.

      The information regarding compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated by reference to the Company’s Proxy Statement, “Beneficial Ownership of Shares — Section 16(a) Beneficial Ownership Reporting Compliance.”

      The information regarding the Company’s Code of Ethics required by this item is incorporated by reference to the Company’s Proxy Statement, “Proposal No. 1 — Election of Director.”

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

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to our Proxy Statement, “Indebtedness of Management.”

Item 14.	Principal Accountant Fees and Services

      The information required by this item is incorporated by reference to our Proxy Statement, “Proposal No. 2 — Ratification of Selection of Independent Auditors.”

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Documents filed as part of this Report

(1) Financial Statements — all consolidated financial statements of the Company as set forth under Item 8 of this Report

(2) Financial Statement Schedules — Schedule II — Valuation and Qualifying Accounts

      (b) Reports on Form 8-K

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

      (c ) Exhibits

Exhibit
Number	Description

2.1(2)	Agreement and Plan of Reorganization dated as of July 19, 2000, by and among the Registrant, Candlestick Acquisition Corp., MineShare, Inc., David Mariani, as the Founding Shareholder, David Mariani, as Shareholder Representative, and Computershare Investor Services, as Exchange Agent
2.2(2)	Agreement and Plan of Merger among MineShare, Inc. and Candlestick Acquisition Corp. dated as of July 31, 2000
3.1(1)	Form of Amended and Restated Certificate of Incorporation of the Registrant
3.2(1)	Bylaws of the Registrant
4.1(1)	Amended and Restated Investor Rights Agreement

Exhibit
Number	Description

10.1(3)	The Registrant’s 1998 Stock Plan, as amended and restated
10.2(1)	The Registrant’s 1999 Employee Stock Purchase Plan
10.3(8)	The Registrant’s 1999 Director Equity Plan, as amended and restated
10.4(1)	Employment Agreement between the Registrant and David Oppenheimer
10.5(5)	Employment Agreement between the Registrant and Kevin Johnson
10.6(6)	Standard Form Lease between the Registrant and Casiopea Venture Corporation
10.7(1)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers
10.8(4)	Form of Retention Agreement with Key Employees
10.9(6)	Retention Agreement between the Registrant and William Park dated January 11, 2002
10.10(6)	Retention Agreement between the Registrant and Gerardo Capiel dated January 11, 2002
10.11(6)	Promissory Note of William Park dated February 7, 2002
10.12(7)	Amendment to Retention Agreement between the Registrant and William Park dated December 23, 2002
10.13(7)	Amendment to Retention Agreement between the Registrant and Gerardo Capiel dated December 23, 2002
10.14(9)	Transition Agreement and Release by and between the Registrant and Dave Kleinberg dated February 10, 2003
10.15	Master Service Agreement between the Registrant and Globix Corporation dated September 25, 2002
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP (included on page 49 of this Report)
24.1	Power of Attorney (included on page 50 of this Report)
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Digital Impact’s registration statement on Form S-1 (SEC File No. 333-87299) originally filed with the Commission on September 17, 1999, as subsequently amended.

(2)	Incorporated by reference to Digital Impact’s Report on Form 8-K filed with the Commission on August 14, 2000.

(3)	Incorporated by reference to Digital Impact’s Registration Statement on Form S-8 (SEC File No. 333-67686) filed with the Securities and Exchange Commission on August 16, 2001.

(4)	Incorporated by reference to Digital Impact’s Report on Form 10-K filed with the Commission on June 13, 2001.

(5)	Incorporated by reference to Digital Impact’s Report on Form 10-Q filed with the Commission on February 14, 2002.

(6)	Incorporated by reference to Digital Impact’s Report on Form 10-K filed with the Commission on June 7, 2002.

(7)	Incorporated by reference to Digital Impact’s Report on Form 10-Q filed with the Commission on February 14, 2003.

(8)	Incorporated by reference to Digital Impact’s Proxy Statement on Schedule 14A filed with the Commission on June 24, 2003.

(9)	Incorporated by reference to Digital Impact’s Report on Form 10-K filed with the Commission on June 13, 2003.

CONSENT OF INDEPENDENT ACCOUNTANTS

      We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-106094, 333-110496, 333-101435, 333-83032, 333-67686, 333-44782, 333-43714 and 333-34678) of Digital Impact, Inc. of our report dated June 1, 2004 relating to the financial statements and financial statement schedule, which appears in this Form 10-K.

PRICEWATERHOUSECOOPERS LLP

San Jose, California

June 9, 2004

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL IMPACT, INC.

By: /s/ WILLIAM PARK

William Park
President and Chief Executive Officer

Dated: June 9, 2004

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

Signature	Title	Date

/s/ WILLIAM PARK William Park	President, Chief Executive Officer and Director (Principal Executive Officer)	June 9, 2004

/s/ DAVID OPPENHEIMER David Oppenheimer	Senior Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 9, 2004

/s/ MICHAEL BROWN Michael Brown	Director	June 9, 2004

/s/ GERARDO CAPIEL Gerardo Capiel	Chief Technology Officer, Director	June 9, 2004

/s/ PETER PERVERE Peter Pervere	Director	June 9, 2004

/s/ EDWARD J. SPIEGEL Edward J. Spiegel	Director	June 9, 2004

EXHIBIT INDEX

Exhibit
Number	Description

2.1(2)	Agreement and Plan of Reorganization dated as of July 19, 2000, by and among the Registrant, Candlestick Acquisition Corp., MineShare, Inc., David Mariani, as the Founding Shareholder, David Mariani, as Shareholder Representative, and Computershare Investor Services, as Exchange Agent
2.2(2)	Agreement and Plan of Merger among MineShare, Inc. and Candlestick Acquisition Corp. dated as of July 31, 2000
3.1(1)	Form of Amended and Restated Certificate of Incorporation of the Registrant
3.2(1)	Bylaws of the Registrant
4.1(1)	Amended and Restated Investor Rights Agreement
10.1(3)	The Registrant’s 1998 Stock Plan, as amended and restated
10.2(1)	The Registrant’s 1999 Employee Stock Purchase Plan
10.3(8)	The Registrant’s 1999 Director Equity Plan, as amended and restated
10.4(1)	Employment Agreement between the Registrant and David Oppenheimer
10.5(5)	Employment Agreement between the Registrant and Kevin Johnson
10.6(6)	Standard Form Lease between the Registrant and Casiopea Venture Corporation
10.7(1)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers
10.8(4)	Form of Retention Agreement with Key Employees
10.9(6)	Retention Agreement between the Registrant and William Park dated January 11, 2002
10.10(6)	Retention Agreement between the Registrant and Gerardo Capiel dated January 11, 2002
10.11(6)	Promissory Note of William Park dated February 7, 2002
10.12(7)	Amendment to Retention Agreement between the Registrant and William Park dated December 23, 2002
10.13(7)	Amendment to Retention Agreement between the Registrant and Gerardo Capiel dated December 23, 2002
10.14(9)	Transition Agreement and Release by and between the Registrant and Dave Kleinberg dated February 10, 2003
10.15	Master Service Agreement between the Registrant and Globix Corporation dated September 25, 2002
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP (included on page 49 of this Report)
24.1	Power of Attorney (included on page 50 of this Report)
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Digital Impact’s registration statement on Form S-1 (SEC File No. 333-87299) originally filed with the Commission on September 17, 1999, as subsequently amended.

(2)	Incorporated by reference to Digital Impact’s Report on Form 8-K filed with the Commission on August 14, 2000.

(3)	Incorporated by reference to Digital Impact’s Registration Statement on Form S-8 (SEC File No. 333-67686) filed with the Securities and Exchange Commission on August 16, 2001.

(4)	Incorporated by reference to Digital Impact’s Report on Form 10-K filed with the Commission on June 13, 2001.

(5)	Incorporated by reference to Digital Impact’s Report on Form 10-Q filed with the Commission on February 14, 2002.

(6)	Incorporated by reference to Digital Impact’s Report on Form 10-K filed with the Commission on June 7, 2002.

(7)	Incorporated by reference to Digital Impact’s Report on Form 10-Q filed with the Commission on February 14, 2003.

(8)	Incorporated by reference to Digital Impact’s Proxy Statement on Schedule 14A filed with the Commission on June 24, 2003.

(9)	Incorporated by reference to Digital Impact’s Report on Form 10-K filed with the Commission on June 13, 2003.