Form 10-Q
period 2004-06-30
DIGITAL IMPACT INC /DE/
filed 2004-08-13
CIK 1095105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Yes [ X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934:

Yes [ ]	No [X]

As of August 11, 2004, there were approximately 35 million shares of the Registrant’s Common Stock outstanding.

DIGITAL IMPACT, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DIGITAL IMPACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2004	2003
Revenues	$10,411	$10,928
Cost of revenues	5,135	4,788

Gross profit	5,276	6,140
Operating expenses:
Research and development	984	1,454
Sales and marketing	3,384	3,051
General and administrative	1,820	1,713
Amortization of purchased intangibles	—	161

Total operating expenses	6,188	6,379

Loss from operations	(912)	(239)
Other income (expense)	28	(54)

Net loss	$(884)	$(293)

Basic and diluted net loss per share	$(0.03)	$(0.01)

Weighted average shares used in basic and diluted net loss per share	34,260	31,670

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL IMPACT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	March 31,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$25,727	$25,550
Short-term investments	108	608
Accounts receivable, net	7,765	8,172
Prepaid expenses and other current assets	1,491	1,385

Total current assets	35,091	35,715

Property and equipment, net	5,779	6,100
Restricted cash	1,164	1,164
Goodwill	2,002	2,002
Other assets	369	380

Total assets	$44,405	$45,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,055	$1,100
Accrued payroll	1,386	1,647
Accrued pass-through vendor costs	736	659
Accrued liabilities	445	614
Deferred revenues	1,565	2,087
Current portion of long-term debt	333	158

Total current liabilities	5,520	6,265

Long-term debt, less current portion	174	80

Total liabilities	5,694	6,345

Stockholders’ equity:
Preferred stock	—	—
Common stock	35	34
Additional paid-in capital	146,115	145,540
Accumulated other comprehensive income	48	51
Unearned stock-based compensation	—	(6)
Accumulated deficit	(106,843)	(105,959)
Less treasury stock, at cost	(644)	(644)

Total stockholders’ equity	38,711	39,016

Total liabilities and stockholders’ equity	$44,405	$45,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL IMPACT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2004	2003
Net loss	$(884)	$(293)

Other comprehensive loss:
Cumulative translation adjustment	(3)	(60)

Net changes in comprehensive loss	(3)	(60)

Comprehensive loss	$(887)	$(353)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL IMPACT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	June 30,
	2004	2003
Cash flows from operating activities
Net loss	$(884)	$(293)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,106	1,590
Recovery of bad debts	—	(70)
Amortization of unearned stock-based compensation	—	25
Stock-based compensation	28	—
Loss (Gain) on disposal of fixed assets and other non-cash items	(3)	(71)
Changes in operating assets and liabilities:
Accounts receivable	407	1,687
Prepaid expenses and other current assets	(18)	(218)
Other assets	11	26
Accounts payable	(45)	407
Accrued liabilities and accrued payroll	(355)	(368)
Deferred revenue	(522)	(213)

Net cash provided by (used in) operating activities	(275)	2,502

Cash flows from investing activities Purchases of investments in marketable securities	—	(998)
Maturities of investments in marketable securities	500	—
Proceeds from sale of equipment	3	—
Acquisition of property and equipment	(522)	(745)

Net cash used in investing activities	(19)	(1,743)

Cash flows from financing activities
Principal payments on long-term debt and capital lease obligations	(81)	(464)
Proceeds from issuance of common stock	554	813
Purchases of treasury stock	—	(15)

Net cash provided by financing activities	473	334

Effect of exchange rates on cash and cash equivalents	(2)	9
Net increase in cash and cash equivalents	177	1,102
Cash and cash equivalents at beginning of period	25,550	23,659

Cash and cash equivalents at end of period	$25,727	$24,761

Supplemental non-cash information:
Assets acquired under capital leases and notes payable	$350	$—
Unearned stock-based compensation cancellations	$(6)	$(41)

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

     Digital Impact derives its revenues from the sale of solutions that enable businesses to proactively communicate with its customers online. Primarily, these services have consisted of the design and execution of online direct marketing campaigns, the development and execution of Customer Acquisition programs and additional services provided by the Agency Services organization.

     Digital Impact is organized into two segments: Email Marketing (previously known as Customer Marketing) and Agency Services (previously known as Professional Services). There have been no changes to the components of these segments. Email Marketing consists of creating and executing online direct marketing programs. Agency Services include several categories of services designed to improve campaign results.

     On July 12, 2004, the Company acquired all of the outstanding equity of MarketLeap.com, Inc. (see Note 8).

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

     The accompanying interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Digital Impact’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

     Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation. The reclassifications had no effect on prior years’ stockholders’ equity and net loss.

     The Company incurred a net loss of approximately $884,000 for the three months ended June 30, 2004 and used $274,000 of cash in operating activities, compared to a net loss of $293,000 for the three months ended June 30, 2003 and $2.6 million provided by operating activities for that period.

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

     The Company’s primary source of liquidity is $25.7 million in cash and cash equivalents, and $108,000 in short-term investments. The Company believes it has the necessary financial resources to fund its working capital needs, capital expenditures and other business requirements for at least the next 12 months.

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

Foreign currency translation

     The functional currency for the Company’s U.K. subsidiary is the U.K. Pound. Assets and liabilities are translated using the exchange rate at the balance sheet date. Revenues, expenses, gains, and losses are translated using the average exchange rate for the month in which the transaction occurred. Translation gains and losses are recorded in accumulated other comprehensive income as a separate component of stockholders’ equity. Net gains and losses from foreign currency transactions are included in the Consolidated Statement of Operations and were not significant during any of the periods presented.

Revenue Recognition

     The Company generates revenue from the sale of solutions that enable businesses to proactively communicate with its customers online.

     Digital Impact applies the provisions of Staff Accounting Bulletin 104 “Revenue Recognition” and recognizes revenue when persuasive evidence of an arrangement exists, the service has been delivered, the fee is fixed or determinable and collection of the resulting receivables is reasonably assured. Email Marketing revenues are recognized upon sending the campaigns. Revenues attributable to one-time set-up fees for service initiation are deferred and recognized ratably over the term of the client’s service agreement, typically twelve months. Customer Acquisition revenues are derived primarily from programs that assist clients in growing their email lists through the use of third-party list rentals. Customer Acquisition programs fall into three general categories: List Rental, ProspectNet and search engine marketing programs. List Rental programs involve the execution and delivery of email campaigns to a defined number of individuals provided by a third-party list rental or email address marketing service. ProspectNet programs involve the strategic placement of a Digital Impact client offer on a third-party site for the purpose of generating new opt-in email addresses for the client. Search engine marketing involves the expert management of search, placement, traffic flow, and analytical data for our clients. Digital Impact contracts with third-party providers to deliver names of individuals who opt-in to join the client’s email list or, in the use of search, to deliver specific content in response to user search queries. Digital Impact is obligated to make payments to third parties for the cost of services associated with the execution of List Rental, ProspectNet and search engine marketing programs. Digital Impact accounts for revenues and costs associated with Customer Acquisition programs in accordance with Emerging Issues Task Force Issue No. 99-19 (EITF 99-19), “Reporting Revenue Gross as a Principal versus Net as an Agent.” The cost of Customer Acquisition campaigns are recognized in the period that the programs are executed and are netted against program revenue. The cost of Customer Acquisition campaigns are estimated using Company records of outstanding purchase commitments when final vendor invoices have not been received.

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

     Digital Impact provides other complementary services to clients, such as strategy, solutions engineering, web-page development, creative design and data analytics. These services are typically billed on an hourly or project basis. The revenue for engagements that support the delivery of future products and services, such as targeted solutions, is deferred at the time of delivery and recognized pro-rata over the future periods of usage. The period over which the revenue is recognized varies, generally between one and twelve months, depending on the term of the contract or the estimated period of usage. Management uses their best estimates to determine the appropriate period for revenue deferral.

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

     Digital Impact classifies short-term investments as available-for-sale. Accordingly, these investments are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity. Digital Impact realizes gains or losses when these investments are sold using the specific identification method. Digital Impact has not recognized any material gains or losses from the sale of short-term investments.

Concentration of credit risk and other risks and uncertainties

     Financial instruments subjecting the Company to concentration of credit risk consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. The Company’s cash and cash equivalents are maintained at a major U.S. financial institution. Deposits in this institution may exceed the amount of insurance provided on such deposits.

     The Company’s customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. For the three months ended June 30, 2004, two customers represented 12% and 11% of revenue, respectively. For the three months ended June 30, 2003, two customers represented 13% and 10% of revenue, respectively. As of June 30, 2004, one customer represented 10% of accounts receivable. As of June 30, 2003, two customers represented 15% and 12% of accounts receivable, respectively.

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

     The Company capitalizes certain direct costs incurred in the development of internal use software. For the three months ended June 30, 2004, the Company capitalized approximately $17,000 in software development costs. These costs are being amortized using the straight-line method over the estimated useful life of the software, generally two years, beginning when the software is ready for use. These amounts are included in property and equipment in the accompanying consolidated balance sheet.

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

Income taxes

     Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax basis of assets and liabilities, measured at tax rates that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of June 30, 2004, the Company had recorded a full valuation allowance against its deferred tax assets.

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

     Had the Company determined compensation expense of employee stock options based on the estimated fair value of the stock options at the grant date, consistent with the guidelines of SFAS 123, the net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended
	June 30,
	2004	2003
Net loss, as reported	$(884)	$(293)
Add: Stock-based employee compensation expense included in reported net loss	—	25
Deduct: total stock-based compensation determined under fair value based method for all awards	(644)	(374)

Pro forma net loss, fair value method for all stock-based awards	$(1,528)	$(642)

Basic and diluted net loss per share:

	Three Months Ended
	June 30,
	2004	2003
As reported	$(0.03)	$(0.01)
Pro forma	$(0.04)	$(0.02)

     The fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	Stock Options		Employee Stock Purchase Plan
	Three Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Expected volatility	70%	90%	70%	90%
Weighted average risk-free interest rate	3.72%	2.63%	1.78%	1.18%
Expected life in years	4.0	6.5	.75	.75
Expected dividends	0%	0%	0%	0%

     Based on the above assumptions, the weighted average fair value per share of options granted at fair market value for the three months ended June 30, 2004 and 2003 was $1.74 and $1.48, respectively. No options were granted below fair market value during these periods.

     The pro forma impact of options on the net loss for the three months ended June 30, 2004 and 2003 may not be representative of the effects on net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

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

	Three Months Ended June 30,
	2004	2003
Numerator:
Net loss	$(884)	$(293)

Denominator:
Weighted average common shares outstanding	34,260	31,670
Net loss per common share – basic and diluted	$(0.03)	$(0.01)

     The following outstanding stock options and shares subject to repurchase by the Company have been excluded from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented (in thousands):

	Three Months Ended June 30,
	2004	2003
Options	7,252	7,062
Shares subject to repurchase	—	81

Note 5. Restructuring Charges

     In the fourth fiscal quarter of 2004, the Company initiated a cost reduction resulting in the closure of our Santa Monica office in December 2004 and the termination of 19 employees. As of June 30, 2004, approximately $30,000 remained in “Accrued Liabilities” for future severance payments. It is expected to be paid by the end of December 2004.

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

     A stipulation of settlement for the claims against the issuer-defendants, including the Company, has been submitted to the court. The settlement is subject to a number of conditions, including approval of the court. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. The outcome of this litigation is uncertain and no estimate of liability can be made at this time.

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

Note 7. Segment Reporting

     Digital Impact is organized into two segments: Email Marketing and Agency Services, previously known as Customer Marketing and Professional Services, respectively. These segments were determined in fiscal 2003 based on the alignment of the Company’s organization structure and selected management financial reporting with the nature of the service product offerings.

     Email Marketing provides clients with comprehensive solutions for creating and executing online direct marketing programs. Our solutions are designed to enable marketers to drive revenue and deepen customer relationships with a comprehensive process that includes: collecting and managing customer information, analyzing the information to determine ideal segments and offers, and delivering highly relevant, individualized email messages. Email Marketing represented 73% and 69% of revenue for the three months ended June 30, 2004 and 2003, respectively. The gross margin for Email Marketing was 52% and 59% for the three months ended June 30, 2004 and 2003, respectively.

     Agency Services are utilized by clients to enhance marketing programs and improve results. Digital Impact offers clients services in each of the following categories: Strategic Marketing, Search and Acquisition Services, Creative Services, Web Development, Data Management, Measurement and Analytics, Campaign Automation, and Program Delivery. Agency Services represented 27% and 31% of revenue for the three months ended June 30, 2004 and 2003, respectively. The gross margin for Agency Services was 46% and 51% for the three months ended June 30, 2004 and 2003, respectively.

     Business segment revenues, gross profit and net loss are as follows (in thousands):

	Three Months Ended
	June 30,
	2004	2003
Email Marketing revenue	$7,578	$7,534
Agency Services revenue	2,833	3,394

Total revenues	10,411	10,928
Email Marketing gross profit	3,977	4,420
Agency Services gross profit	1,299	1,720

Total gross profit	5,276	6,140
Operating expenses (not allocated between the segments)	(6,188)	(6,379)
Other income (expense)	28	(54)

Net loss	$(884)	$(293)

Note 8. Subsequent Event

     On July 12, 2004, the Company acquired MarketLeap.com, Inc. (“Marketleap”), a San Francisco based internet marketing firm specializing in search engine marketing services. The Company believes that this acquisition will enable Digital Impact to enhance its robust integrated marketing solutions by offering clients industry-leading search engine optimization, paid inclusion and pay-for-placement solutions. Under the terms of this agreement, Digital Impact acquired all of the outstanding equity of Marketleap for $1.5 million in cash and 1.25 million Digital Impact shares and options. Additional contingent consideration of up to 200,000 shares of Digital Impact common stock will become issuable at the end of Digital Impact’s 2005 fiscal year if certain revenue milestones are met.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Additional factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors”, included elsewhere in this Annual Report. When used in this document, the words “believes,” “expects,” “anticipates,” “intends,” “plans” and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. You should read the following discussion in conjunction with our Condensed Consolidated Financial Statements and related notes.

Overview

     Digital Impact is a leading provider of integrated digital marketing solutions for Global 2000 enterprises. We draw on our industry specific expertise, our comprehensive methodology for creating programs to address specific marketing objectives and our proprietary technology platform to deliver marketing campaigns through email as well as website, search and other media. We derive revenues and cash flows primarily from two business segments: Email Marketing and Agency Services.

     The Email Marketing segment derives revenue from 1) the IMPACT ™ (“IMPACT”) email software platform sold as a subscription-based hosted service; 2) account management services such as email campaign targeting, testing, delivery and reporting; and 3) program management teams which provide expertise in the design, management, analysis and optimization of marketing campaigns.

     The Agency Services segment derives revenue from project-based and retainer-based fees for marketing strategy, advanced analytics, data management, creative webpage design, customer acquisition and search engine marketing services.

     On July 12, 2004, the Company acquired all of the outstanding equity of MarketLeap.com, Inc. (see Note 8 of notes to unaudited Condensed Consolidated Financial Statements). We expect that the combination of Digital Impact’s strengths in email marketing with Marketleap’s experience in search engine marketing will offer clients true closed loop online marketing. Digital Impact expects to be able to assist clients in managing their customers through the entire lifecycle of awareness-consideration-purchase-loyalty, through a combination of email and search marketing strategy, analytics and campaign execution. Digital Impact expects the acquisition to result in approximately $1.5 million of additional net revenues for fiscal 2005.

     Costs of revenues are comprised of personnel expenses, data center equipment, software and hosting expenses and overhead.

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

     Digital Impact applies the provisions of Staff Accounting Bulletin 104 “Revenue Recognition” and recognizes revenue when persuasive evidence of an arrangement exists, the service has been delivered, the fee is fixed or determinable and collection of the resulting receivables is reasonably assured. Email Marketing revenues are recognized upon sending of the campaigns. Revenues attributable to one-time set-up fees for service initiation are deferred and recognized ratably over the term of the client’s service agreement, typically twelve months. Customer Acquisition revenues are derived primarily from programs that assist clients in growing their email lists through the use of third-party providers. Customer Acquisition programs fall into three general categories: List Rental programs, ProspectNet programs, and search engine marketing. List Rental programs involve the execution and delivery of email campaigns to a defined number of individuals provided by a third-party list rental or email address matching service. ProspectNet programs involve the strategic placement of a Digital Impact client offer on a third-party site for the purpose of generating new opt-in email addresses for the client. Search engine marketing involves assisting clients in the use of search engines to acquire customers. Digital Impact contracts with third-party providers to deliver names of individuals who opt-in to join the client’s email list or, in the use of search, to deliver specific content in response to user search queries. Digital Impact is obligated to make payments to third-parties for the cost of services associated with the execution of List Rental, ProspectNet and search engine marketing programs. Digital Impact accounts for revenues and costs associated with Customer Acquisition programs in accordance with Emerging Issues Task Force Issue No. 99-19 (EITF 99-19), “Reporting Revenue Gross as a Principal versus Net as an Agent.” The costs of Customer Acquisition campaigns are estimated using work order commitments when final vendor invoices have not been received. The costs of Customer Acquisition campaigns are recognized in the period that the programs are executed and are netted against program revenue.

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

     Allowance for doubtful accounts. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Specifically, management must make estimates of the uncollectable portion of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debt experience, customer account disputes, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $7.8 million, net of allowance for doubtful accounts of $274,000, as of June 30, 2004.

     Accounting for internal-use software. We account for internal-use software in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Internal-use software costs, including any fees paid to third parties to implement the software, are capitalized beginning when we have determined various factors are present, including among others, that the technology exists to achieve the performance requirements, we have made a decision as to whether we will purchase the software or develop it internally and we have authorized funding for the project. Capitalization of software costs ceases when the software implementation is substantially complete and is ready for its intended use, and the capitalized costs are amortized over the software’s estimated useful life (generally two years) using the straight-line method. The estimated useful life is based on technical and marketing management judgment as to the product or feature life cycle. For the three months ended June 30, 2004, we capitalized $17,000 related to internal-use software costs, none of which has been subject to amortization based upon deployment dates of the related products.

     When events or circumstances indicate the carrying value of internal use software might not be recoverable, we assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, if it is no longer probable that computer software being developed will be placed in service, the asset will be adjusted to the lower of its carrying value or fair value, if any, less direct selling costs. Any such adjustment would result in an expense in the period recorded, which could have a material adverse effect on our Consolidated Statement of Operations. As of June 30, 2004, we believe that no such impairment of internal-use software existed.

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

     When we determine that the carrying value of intangible assets, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any potential impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Long-lived assets and goodwill amounted to $7.8 million as of June 30, 2004.

     Accounting for Stock-Based Compensation. The Company accounts for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). Under the intrinsic value method, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s Consolidated Statement of Operations. We believe this method is appropriate for the Company because it avoids the volatility of other expense methods which determine stock compensation expense typically by using the Black-Scholes option pricing model which was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require input of highly subjective assumptions including the expected stock price volatility.

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

	Three Months Ended
	June 30,
	2004		2003
Net Revenues:
Email marketing	$7,578	73%	$7,534	69%
Agency services	2,833	27%	3,394	31%

Total net revenues	10,411	100%	10,928	100%

Cost of revenues:
Email marketing	3,601	34%	3,114	29%
Agency services	1,534	15%	1,674	15%

Cost of revenues	5,135	49%	4,788	44%

Gross profit	5,276	51%	6,140	56%

Operating expenses:
Research and development	984	9%	1,454	13%
Sales and marketing	3,384	33%	3,051	28%
General and administrative	1,820	17%	1,713	16%
Amortization of purchased intangibles	—	0%	161	1%

Total operating expenses	6,188	59%	6,379	58%

Loss from operations	(912)	(9%)	(239)	(2%)
Other income and (expense), net	28	1%	(54)	(1%)

Net loss	$(884)	(8%)	$(293)	(3%)

Three Months Ended June 30, 2004 and 2003

Revenues

     Our Email Marketing business provides clients with comprehensive solutions for creating and executing online direct marketing programs. Our solutions are designed to enable marketers to drive revenue and deepen customer relationships with a comprehensive process that includes: collecting and managing customer information, analyzing the information to determine optimal segments and offers, and delivering highly relevant, individualized email messages. Email Marketing represented 73% and 69% of revenue for the three months ended June 30, 2004 and 2003, respectively.

     The Agency Services group provides expertise to enhance marketing programs and improve results. Digital Impact offers clients services in each of the following categories: Strategic Marketing, Search and Acquisition Services, Creative Services, Web Development, Data Management, Measurement and Analytics, Campaign Automation, and Program Delivery. Agency Services represented 27% and 31% of revenue for the three months ended June 30, 2004 and 2003, respectively.

     Total revenues decreased by 5% to $10.4 million for the three months ended June 30, 2004 from $10.9 million for the three months ended June 30, 2003. The decrease was primarily due to $560,000 decrease in Acquisition Services revenues. An 8% increase in email volume was offset by price erosion and client mix.

Cost of Revenues

     Cost of revenues consists primarily of expenses relating to the delivery of online direct marketing services, including personnel costs of our Email Marketing and Agency Services staff, the amortization of equipment, purchased and licensed technology, data center expenses and software and hardware maintenance costs.

     Total cost of revenues increased 7% to $5.1 million for the three months ended June 30, 2004 from $4.8 million for the three months ended June 30, 2003. The increase in cost of revenues was primarily related to an increase in personnel costs, resulting primarily from higher headcount in Agency Services.

     Gross margin decreased to 51% for the three months ended June 30, 2004 from 56% for the three months ended June 30, 2003. The decline in gross margin was due to a 7% increase in cost of revenues while revenue decreased by 5%. Gross margin for Email Marketing was 52% and 59% for the three months ended June 30, 2004 and 2003, respectively. The decrease in gross margin for Email Marketing is primarily the result of price erosion and client mix. Gross margin for Agency Services was 46% and 51% for the three months ended June 30, 2004 and 2003, respectively. This decline is primarily due to a lower mix of Customer Acquisition revenues.

     We expect that total gross margins for fiscal year 2005 will be about 50%, as we expand our agency services capabilities in strategic marketing, data analytics and search engine marketing.

Operating Expenses

     Our operating expenses are classified into three general categories: research and development, sales and marketing, and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures. Although each category includes expenses that are unique to each operating category, some expenditures, such as compensation, employee benefits, recruiting costs, travel and entertainment costs, facilities costs, third-party professional service fees and non-cash stock-based compensation, occur in each of these categories.

     Stock-based compensation was $28,000 and $25,000 for the three months ended June 30, 2004 and 2003, respectively. For the quarter ended June 30, 2004, stock-based compensation is included in general and administrative expenses. For the quarter ended June 30, 2003, stock-based compensation was included in general and administrative expenses, research and development expenses and cost of revenue.

     We allocate the facilities costs to each functional area based on each area’s relative headcount. These allocated charges include rent and other facility-related costs, communication charges and depreciation expense for furniture and equipment.

     Total operating expenses also include non-cash expenses related to amortization of purchased intangibles, goodwill impairment charges and restructuring charges.

     Research and Development. Research and development expenses consist primarily of personnel and related costs, consultants and outside contractor costs. Research and development expenses declined by 32% to $1.0 million for the quarter ended June 30, 2004 from $1.5 million for the quarter ended June 30, 2003. The decline is primarily a result of a $334,000 reduction in personnel costs, resulting from lower headcount driven by the closure of two facilities and a $106,000 decrease in relocation expenses. We capitalized $17,000 and $123,000 for internally developed software for the three months ended June 30, 2004 and 2003, respectively. Research and development expense is substantially dependent on the level of development activity and related staffing.

     Sales and Marketing. Sales and marketing expenses consist of personnel and related costs for our direct sales force and marketing staff, and marketing programs, which include trade shows, advertisements, promotional activities and media events. Sales and marketing expenses increased 11% to $3.4 million for the three months ended June 30, 2004 from $3.1 million for the three months ended June 30, 2003. The increase was mainly attributable to an increase in personnel costs due to higher staffing in account management. During the fiscal year ending March 31, 2005, we expect sales and marketing expenses to increase modestly as a result of higher staffing and allocated overhead.

     General and Administrative. General and administrative expenses consist primarily of personnel and related costs for general corporate purposes, including information services, finance, accounting, human resources, facilities and legal. General and administrative expenses increased 6% to $1.8 million for the three months ended June 30, 2004, from $1.7 million for the three months ended June 30, 2003. The increase was primarily due to higher fees and increased accounting and legal activities. During the fiscal year ending March 31, 2005, we expect general and administrative expenses to increase slightly in absolute dollars and as a percentage of revenue.

     Amortization of Purchased Intangibles. Amortization of purchased intangibles consists of the amortization of purchased technology from our July 2000 acquisition of MineShare. Amortization of purchased intangibles was $161,000 for the three months ended June 30, 2003. As of September 30, 2003 all purchased intangibles have been fully amortized.

     Other Income and (expense). Other income and (expense) was $28,000 for the three months ended June 30, 2004, compared to ($54,000) for the three months ended June 30, 2003. Other income relates to interest income on cash, cash equivalents and short-term investments. Other expenses relate primarily to interest paid on leases and debt and losses on disposals of fixed assets. Other expenses decreased as a result of a decline in interest paid on long-term debt and paying-off the equipment leases.

     Income taxes. No provision for federal and state income taxes was recorded as we incurred net operating losses from inception through June 30, 2004. Due to the uncertainty regarding the ultimate utilization of the net operating loss carryforwards, we have not recorded any benefit for losses and a valuation allowance has been recorded for the entire amount of the net deferred tax asset. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. If we should have an ownership change, as defined for tax purposes, utilization of the carryforwards could be restricted. In addition, sales of our stock, including shares sold in the initial public offering, may further restrict our ability to utilize our net operating loss carryforwards.

Liquidity and Capital Resources

Cash and Investments.

     As of June 30, 2004, we had $25.8 million in cash, cash equivalents and short-term investments and working capital of $29.6 million. In addition, as of June 30, 2004, we had $1.2 million in restricted cash, $1.1 million of which is supporting letters of credit issued against certain contractual lease obligations.

Cash Flow from Operating Activities.

     For the three months ended June 30, 2004 our operating activities used $275,000 of cash compared to $2.5 million of cash generated by the operating activities for the three months ended June 30, 2003. Net cash used by operating activities for the three months ended June 30, 2004 consisted of the net loss of $884,000 and non-cash items of $1.1 million, offset by a $522,000 decrease in cash arising from changes in assets and liabilities, primarily as a result of decreases in deferred revenue and accrued liabilities and payroll, partially offset by a decrease in accounts receivable. Cash provided by operating activities for the three months ended June 30, 2003 resulted from the net loss of $293,000, offset by non-cash items of $1.5 million, and an increase in cash of $1.3 million arising from changes in operating assets and liabilities, primarily as a result of decreases in accounts receivable and increases in accounts payable offset by increases in prepaid expenses and other current assets and decreases in accrued liabilities, accrued payroll and deferred revenue.

Cash Flow from Investing Activities.

     Our investing activities used net cash of $19,000 for the three months ended June 30, 2004 compared to $1.7 million used by investing activities for the three months ended June 30, 2003. Net cash used in investing activities for the three months ended June 30, 2004 primarily related to acquisitions of property and equipment totaling $522,000, offset by maturities of marketable securities of $500,000. Net cash used in investing activities for the three months ended June 30, 2003 was attributable to acquisitions of property and equipment totaling $745,000 and purchases of short-term investments totaling $1.0 million.

Cash Flow from Financing Activities.

     For the three months ended June 30, 2004, our financing activities provided net cash of $473,000 compared to net cash of $334,000 provided by financing activities for the three months ended June 30, 2003. Net cash provided by financing activities for the three months ended June 30, 2004 consisted of proceeds from option exercises and employee stock plan purchases totaling $554,000, offset by principal payments on long-term debt of $81,000. Net cash provided by financing activities for the three months ended June 30, 2003 was attributable primarily to the proceeds from option exercises and employee stock plan purchase totaling $813,000, offset by principal payments on long-term debt totaling $464,000 and purchases of treasury stock totaling $15,000.

Debt Payments.

     At June 30, 2004 we had borrowings in the form of long-term debt, payable in quarterly installments through April 2006. Total debt as of June 30, 2004 was $507,000, with $308,000 bearing an interest rate of 3% and $199,000 bearing an interest rate of 2%.

Commitments.

     We are committed to making cash payments in the future on our purchase obligations, notes payable and non-cancelable operating leases. We have no off-balance sheet debt or other such unrecorded obligations and we have not guaranteed the debt of any other party. Our credit agreements place restrictions on our ability to pay dividends.

Future Cash Needs.

     Digital Impact has made certain commercial commitments that extend beyond our fiscal year ending March 31, 2005. These commitments include letters of credit obtained from a financial institution in lieu of a security deposit for leased office space. The aggregate amount of the letters of credit is classified as restricted cash.

Below is a schedule of the future payments that we are obligated to make based on agreements in place as of June 30, 2004:

		Nine Months
		Ended	Year Ended March 31,
		March 31,
	Total	2005	2006	2007	2008	2009
	(in thousands)
Contractual Obligations:
Purchase obligations	$720	$321	$369	$30	$—	$—
Long-term debt	507	249	258	—	—	—
Operating leases	6,964	2,140	2,296	2,324	204	—

Total Contractual Obligations	$8,191	$2,710	$2,923	$2,354	$204	$—

     Our data center is primarily located at facilities operated by Globix Corporation in Northern California. Our agreement with Globix expires in September 2004. As of June 30, 2004, the remaining obligation under the Globix lease is approximately $179,000, which is included in the total operating leases amount in the table above.

     On July 9, 2004, we entered into an operating lease agreement in connection with the office space rented by Marketleap. The future payments that we are obligated to make based on this agreement are as follows: $30,000 for the nine months ended March 31, 2005, $50,000 for the fiscal year 2006 and $17,000 for the fiscal year 2007.

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

     The Company’s primary source of liquidity is $25.8 million in cash and cash equivalents, and short-term investments. The Company believes it has the necessary financial resources to fund its working capital needs, capital expenditures and other business requirements for at least the next 12 months.

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

     The loss of a major client could harm our business. While only two clients each accounted for more than 10% of our revenues for the three months ended June 30, 2004, the loss of one of these clients or another major client could have a material adverse effect on our business and results of operations.

The online direct marketing industry is highly competitive, and if we are unable to compete effectively, the demand for, or the prices of, our services may decline.

     The market for online direct marketing is highly competitive, rapidly evolving and experiencing rapid technological change. Intense competition may result in price reductions, reduced sales, gross margins and operating margins, and loss of market share. Our principal competitors include providers of online direct marketing solutions such as DoubleClick, Responsys, Experian, Silverpop, Bigfoot Interactive, InfoUSA, ExactTarget and SmartDM as well as the in-house information technology departments of our existing and prospective clients. The loss of a client due to service quality or technology problems could result in reputational harm to us and, as a result, increase the effect of competition and negatively impact our ability to attract new clients.

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

If our independent auditor is unable to provide us with an unqualified report as to the adequacy of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring us to include a report of management on our internal controls over financial reporting in our annual reports on Form 10-K that contains an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, beginning in either March 2005 or March 2006, the public accounting firm auditing our financial statements must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. If we fail to implement adequate controls, or if our independent auditors are not satisfied with our internal controls over financial reporting or with the level at which these controls are documented, operated or reviewed, they may decline to attest to management’s assessment or may issued a qualified report. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our shares to decline.

We may not realize expected benefits from our recent acquisition.

     We expect our recent acquisition of Marketleap to, among other things, result in additional net revenues for fiscal year 2005 and enhance our robust integrated marketing solutions. Achieving the benefits of our recent acquisition of Marketleap will depend in part on our integration of its technology, operations and personnel, and our demonstration to customers that the acquisition will not result in adverse changes in client service standards. In this regard, we may be required to spend additional time or money on integration, which would otherwise be spent on developing our own business and services. It is not certain that we can successfully complete the required integration in a timely manner, or at all, or that any of the anticipated benefits of the acquisition will be realized. If we do not integrate the technology and operations effectively or if management spends too much time on integration issues, it could harm our business, financial condition and operating results.

     With respect to the integration of personnel, despite our efforts to retain the key employees of Marketleap, we may not be successful, as competition for qualified management and technical employees in our industry is intense, and we may have a different corporate culture and these key employees may not want to work for a larger, publicly-traded company. In addition, competitors may recruit these key employees during the integration process, as is common in technology acquisitions. As a result, these key employees could leave with little or no prior notice, which could impede the integration process and harm our business, financial condition and operating results. In this regard, in connection with the acquisition certain key employees have entered into employment and non-competition agreements which will restrict their ability to compete with us if they leave. We cannot assure you of the enforceability of these non-competition agreements or that these employees will continue to work with us under their employment agreements.

If we acquire additional companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value or adversely affect our operating results.

     In addition to the acquisition that we have recently completed, we may acquire or make investments in other complementary companies, services and technologies in the future. If we fail to properly evaluate and execute acquisitions and investments, they may seriously harm our business and prospects. To successfully complete an acquisition, we must:

•	properly evaluate the business, personnel and technology of the company to be acquired;

•	accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses;

•	integrate and retain personnel;

•	combine potentially different corporate cultures;

•	effectively integrate products and research and development, sales, marketing and support operations; and

•	maintain focus on our day-to-day operations.

     Further, the financial consequences of our acquisitions and investments may include potentially dilutive issuances of equity securities, one-time write-offs, amortization expenses related to goodwill and other intangible assets and the incidence of contingent liabilities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities which are tied to market rates. We do not use derivative financial instruments in our investment portfolio. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high quality securities.

Foreign Currency Risk

     For the period from our inception through June 30, 2004, we provided our services to clients primarily in the United States. As a result, our financial results have not been materially affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The majority of our sales are currently denominated in U.S. dollars. We have a subsidiary in the United Kingdom which, to date, has had minimal operations and minimal foreign currency sales. The effect of foreign exchange rates fluctuations on operations were not material for the three months ended June 30, 2004 and 2003, respectively.

     As the operations of this subsidiary expand, our future operating results could be directly impacted by changes in foreign currency exchange rates or economic conditions in this region. As of June 30, 2004, we had $132,000 in cash and cash equivalents denominated in foreign currencies.

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

     A stipulation of settlement for the claims against the issuer-defendants, including the Company, has been submitted to the court. The settlement is subject to a number of conditions, including approval of the court. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. The outcome of this litigation is uncertain and no estimate of liability can be made at this time.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

There were no purchases of equity securities during the quarter covered by this report.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

Exhibit No.	Description

2.1(2)	Agreement and Plan of Merger and Reorganization by and among Digital Impact, Inc., Marketleap.com, Inc., Jumper Acquisition Corporation, Noel McMichael, Paul Owen and Noel McMichael as Shareholder Representative, dated July 10, 2004.

10.1(3)	The Registrant’s 1998 Stock Plan, as amended and restated

10.2(1)	The Registrant’s 1999 Employee Stock Purchase Plan

10.3(8)	The Registrant’s 1999 Director Equity Plan, as amended and restated

10.4(1)	Employment Agreement between the Registrant and David Oppenheimer

10.5(5)	Employment Agreement between the Registrant and Kevin Johnson

10.6(6)	Standard Form Lease between the Registrant and Casiopea Venture Corporation

10.7(1)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers

10.8(4)	Form of Retention Agreement with Key Employees

10.9(6)	Retention Agreement between the Registrant and William Park dated January 11, 2002

10.10(6)	Retention Agreement between the Registrant and Gerardo Capiel dated January 11, 2002

10.11(6)	Promissory Note of William Park dated February 7, 2002

10.12(7)	Amendment to Retention Agreement between the Registrant and William Park dated December 23, 2002

10.13(7)	Amendment to Retention Agreement between the Registrant and Gerardo Capiel dated December 23, 2002

10.14(9)	Transition Agreement and Release by and between the Registrant and Dave Kleinberg dated February 10, 2003

10.15(10)	Master Service Agreement between the Registrant and Globix Corporation dated September 25, 2002

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Digital Impact’s registration statement on Form S-1 (SEC File No. 333-87299) originally filed with the Commission on September 17, 1999, as subsequently amended.

(2)	Incorporated by reference to Digital Impact’s Current Report on Form 8-K filed with the Commission on July 12, 2004.

(3)	Incorporated by reference to Digital Impact’s Registration Statement on Form S-8 (SEC File No. 333-67686) filed with the Securities and Exchange Commission on August 16, 2001.

(4)	Incorporated by reference to Digital Impact’s Report on Form 10-K filed with the Commission on June 13, 2001.

(5)	Incorporated by reference to Digital Impact’s Report on Form 10-Q filed with the Commission on February 14, 2002.

(6)	Incorporated by reference to Digital Impact’s Report on Form 10-K filed with the Commission on June 7, 2002.

(7)	Incorporated by reference to Digital Impact’s Report on Form 10-Q filed with the Commission on February 14, 2003.

(8)	Incorporated by reference to Digital Impact’s Proxy Statement on Schedule 14A filed with the Commission on June 24, 2003.

(9)	Incorporated by reference to Digital Impact’s Report on Form 10-K filed with the Commission on June 13, 2003.

(10)	Incorporated by reference to Digital Impact’s Report on Form 10-K filed with the Commission on June 14, 2004.

b)	Reports on Form 8-K

On April 5, 2004, Digital Impact furnished a Current Report on Form 8-K with the Securities and Exchange Commission announcing our projected financial results for the fiscal fourth quarter ended March 31, 2004.

On April 27, 2004, Digital Impact furnished a Current Report on Form 8-K with the Securities and Exchange Commission announcing our financial results for the fiscal fourth quarter and full year ended March 31, 2004.

On July 12, 2004, Digital Impact furnished a Current Report on Form 8-K with the Securities and Exchange Commission announcing that Digital Impact has entered into an agreement to acquire Marketleap.com, Inc. and announcing certain financial information related to the results of operations for the fiscal quarter ended June 30, 2004.

On July 22, 2004, Digital Impact furnished a Current Report on Form 8-K with the Securities and Exchange Commission. The Current Report on Form 8-K includes a copy of our press release dated July 22, 2004 reporting our results of operations and financial condition for the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2004	DIGITAL IMPACT, INC.
(Registrant)

/S/ WILLIAM PARK

William Park
President, Chief Executive Officer and Director
(Principal Executive Officer)

/S/ DAVID OPPENHEIMER

David Oppenheimer
Sr. Vice President, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

2.1(2)	Agreement and Plan of Merger and Reorganization by and among Digital Impact, Inc., Marketleap.com, Inc., Jumper Acquisition Corporation, Noel McMichael, Paul Owen and Noel McMichael as Shareholder Representative, dated July 10, 2004.

10.1(3)	The Registrant’s 1998 Stock Plan, as amended and restated

10.2(1)	The Registrant’s 1999 Employee Stock Purchase Plan

10.3(8)	The Registrant’s 1999 Director Equity Plan, as amended and restated

10.4(1)	Employment Agreement between the Registrant and David Oppenheimer

10.5(5)	Employment Agreement between the Registrant and Kevin Johnson

10.6(6)	Standard Form Lease between the Registrant and Casiopea Venture Corporation

10.7(1)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers

10.8(4)	Form of Retention Agreement with Key Employees

10.9(6)	Retention Agreement between the Registrant and William Park dated January 11, 2002

10.10(6)	Retention Agreement between the Registrant and Gerardo Capiel dated January 11, 2002

10.11(6)	Promissory Note of William Park dated February 7, 2002

10.12(7)	Amendment to Retention Agreement between the Registrant and William Park dated December 23, 2002

10.13(7)	Amendment to Retention Agreement between the Registrant and Gerardo Capiel dated December 23, 2002

10.14(9)	Transition Agreement and Release by and between the Registrant and Dave Kleinberg dated February 10, 2003

10.15(10)	Master Service Agreement between the Registrant and Globix Corporation dated September 25, 2002

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Digital Impact’s registration statement on Form S-1 (SEC File No. 333-87299) originally filed with the Commission on September 17, 1999, as subsequently amended.

(2)	Incorporated by reference to Digital Impact’s Current Report on Form 8-K filed with the Commission on July 12, 2004.

(3)	Incorporated by reference to Digital Impact’s Registration Statement on Form S-8 (SEC File No. 333-67686) filed with the Securities and Exchange Commission on August 16, 2001.

(4)	Incorporated by reference to Digital Impact’s Report on Form 10-K filed with the Commission on June 13, 2001.

(5)	Incorporated by reference to Digital Impact’s Report on Form 10-Q filed with the Commission on February 14, 2002.

(6)	Incorporated by reference to Digital Impact’s Report on Form 10-K filed with the Commission on June 7, 2002.

(7)	Incorporated by reference to Digital Impact’s Report on Form 10-Q filed with the Commission on February 14, 2003.

(8)	Incorporated by reference to Digital Impact’s Proxy Statement on Schedule 14A filed with the Commission on June 24, 2003.

(9)	Incorporated by reference to Digital Impact’s Report on Form 10-K filed with the Commission on June 13, 2003.

(10)	Incorporated by reference to Digital Impact’s Report on Form 10-K filed with the Commission on June 14, 2004.