Form 10-Q
period 2004-09-30
DIGITAL IMPACT INC /DE/
filed 2004-11-12
CIK 1095105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

OR

☐          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___to ___

Commission File Number: 000-27787

DIGITAL IMPACT, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3286913 (I.R.S. Employer Identification No.)

177 Bovet Road, San Mateo, California (Address of principal executive offices)	94402 (Zip Code)

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

Yes      ☒                                                    No      ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934:

Yes      ☐                                                        No      ☒

As of November 10, 2004, there were approximately 35.3 million shares of the Registrant’s Common Stock outstanding.

DIGITAL IMPACT, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DIGITAL IMPACT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$10,235	$10,924	$20,646	$21,852
Cost of revenues	5,706	4,792	10,841	9,741

Gross profit	4,529	6,132	9,805	12,111
Operating expenses:
Research and development	845	1,290	1,829	2,744
Sales and marketing	3,827	2,914	7,211	5,965
General and administrative	1,888	1,754	3,708	3,467

Total operating expenses	6,560	5,958	12,748	12,176

Income (loss) from operations	(2,031)	174	(2,943)	(65)
Other income and (expense), net	16	(66)	44	(120)

Net income (loss)	$(2,015)	$108	$(2,899)	$(185)

Basic net income (loss) per share	$(0.06)	$0.00	$(0.08)	$(0.01)

Weighted average shares used in basic net income (loss) per share	34,650	32,780	34,460	32,240

Diluted net income (loss) per share	$(0.06)	$0.00	$(0.08)	$(0.01)

Weighted average shares used in diluted net income (loss) per share	34,650	35,662	34,460	32,240

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DIGITAL IMPACT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	March 31,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$23,813	$25,550
Short-term investments	108	608
Accounts receivable, net	8,190	8,172
Prepaid expenses and other current assets	1,120	1,385

Total current assets	33,231	35,715

Property and equipment, net	5,024	6,100
Restricted cash	1,164	1,164
Goodwill	4,087	2,002
Intangible assets, net	286	—
Other assets	361	380

Total assets	$44,153	$45,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$996	$1,100
Accrued payroll	1,642	1,647
Accrued pass-through vendor costs	1,229	659
Accrued liabilities	763	614
Deferred revenues	1,383	2,087
Current portion of long-term debt	335	158

Total current liabilities	6,348	6,265

Long-term debt, less current portion	89	80

Total liabilities	6,437	6,345

Stockholders’ equity:
Preferred Stock	—	—
Common Stock	35	34
Additional paid-in capital	148,259	145,540
Accumulated other comprehensive income	48	51
Unearned stock-based compensation	(935)	(6)
Accumulated deficit	(108,858)	(105,959)
Less treasury stock, at cost	(833)	(644)

Total stockholders’ equity	37,716	39,016

Total liabilities and stockholders’ equity	$44,153	$45,361

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DIGITAL IMPACT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$(2,015)	$108	$(2,899)	$(185)

Other comprehensive loss:
Cumulative translation adjustment	—	(7)	(3)	(67)

Net changes in comprehensive income (loss)	—	(7)	(3)	(67)

Comprehensive income (loss)	$(2,015)	$101	$(2,902)	$(252)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DIGITAL IMPACT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2004	2003
Cash flows from operating activities
Net loss	$(2,899)	$(185)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,261	2,926
Recovery of bad debts	—	(70)
Stock-based compensation	552	42
Loss on disposal of fixed assets and other non-cash items	25	—
Changes in operating assets and liabilities:
Accounts receivable	231	(1,209)
Prepaid expenses and other current assets	475	(351)
Restricted cash	—	(49)
Other assets	23	86
Accounts payable	(260)	(192)
Accrued liabilities and accrued payroll	398	(865)
Deferred revenue	(704)	(52)

Net cash provided by operating activities	102	81

Cash flows from investing activities
Purchases of investments in marketable securities	—	(1,495)
Maturities of investments in marketable securities	500	—
Acquisition of Marketleap, net of cash acquired	(1,548)	—
Proceeds from sales of equipment	8	—
Acquisition of property and equipment	(871)	(1,052)

Net cash used in investing activities	(1,911)	(2,547)

Cash flows from financing activities
Principal payments on long-term debt and capital lease obligations	(295)	(896)
Proceeds from issuance of common stock	558	2,191
Purchases of treasury stock	(189)	(39)

Net cash provided by financing activities	74	1,256

Effect of exchange rates on cash and cash equivalents	(2)	9
Net decrease in cash and cash equivalents	(1,737)	(1,201)
Cash and cash equivalents at beginning of period	25,550	23,659

Cash and cash equivalents at end of period	$23,813	$22,458

Supplemental non-cash information:
Unearned stock-based compensation cancellations	$—	$(37)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DIGITAL IMPACT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company

     Digital Impact, Inc. (the “Company” or “Digital Impact”) was incorporated in California in October 1997 and reincorporated in Delaware in October 1999. Digital Impact is a leading provider of integrated digital marketing solutions for Global 2000 enterprises. The Company draws on its industry specific expertise, its comprehensive methodology for creating programs to address specific marketing objectives and its proprietary technology platform to deliver marketing campaigns through email as well as website, search and other media.

     Digital Impact derives its revenues from the sale of solutions that enable businesses to proactively communicate with its customers online. Primarily, these services have consisted of the design and execution of online direct marketing campaigns, the development and execution of Customer Acquisition programs and additional services provided by the Agency Services organization.

     Digital Impact is organized into two segments: Email Marketing and Agency Services. Email Marketing provides clients with comprehensive solutions for creating and executing online direct marketing programs. The Company’s solutions are designed to enable marketers to drive revenue and deepen customer relationships with a comprehensive process that includes: collecting and managing customer information, analyzing the information to determine ideal segments and offers, and delivering highly relevant, individualized email messages. Agency Services are utilized by clients to enhance marketing programs and improve results. Digital Impact offers clients services in each of the following categories: Strategic Marketing, Search and Acquisition Services, Creative Services, Web Development, Data Management, Measurement and Analytics, Program Delivery and Campaign Automation.

     On July 12, 2004, the Company acquired all of the outstanding equity of Marketleap.com, Inc. Total consideration for the acquisition of Marketleap was approximately $3.8 million, consisting of 1.3 million shares of stock and stock options and $1.5 million in cash.

Note 2. Summary of Significant Accounting Policies

Basis of presentation and liquidity

     The interim consolidated financial statements include the accounts of Digital Impact and its wholly owned subsidiaries. All significant intercompany accounts and balances have been eliminated.

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

     The accompanying interim consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Digital Impact’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

     Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation. The reclassifications had no effect on prior years’ stockholders’ equity or net loss.

     The Company incurred a net loss of approximately $2.0 million and $2.9 million for the three and six months ended September 30, 2004, respectively. The Company generated net income of $108,000 for the three months ended September 30, 2003 and incurred a net loss of $185,000 for the six months ended September 30, 2003. The Company generated cash of $102,000 from operating activities for the six months ended September 30, 2004, compared to $81,000 provided by operating activities for the six months ended September 30, 2003.

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

     The Company’s primary source of liquidity is $23.8 million in cash and cash equivalents, and $108,000 in short-term investments. On October 1, 2004, Digital Impact entered into a Loan and Security Agreement with Silicon Valley Bank that provides for an $8.0 million revolving line of credit. As of September 30, 2004, there have been no borrowings on the loan. The Company believes it has the necessary financial resources to fund its working capital needs, capital expenditures and other business requirements for at least the next 12 months.

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

     Digital Impact applies the provisions of Staff Accounting Bulletin 104 “Revenue Recognition” and recognizes revenue when persuasive evidence of an arrangement exists, the service has been delivered, the fee is fixed or determinable and collection of the resulting receivables is reasonably assured. Email Marketing revenues are recognized upon sending the campaigns. Revenues attributable to one-time set-up fees for service initiation are deferred and recognized ratably over the term of the client’s service agreement, typically twelve months. Customer Acquisition revenues, which are part of Agency Services revenues, are derived primarily from programs that assist clients in growing their email lists and generating leads through the use of third-party providers. Customer Acquisition programs fall into three general categories: List Rental, Co-registration and search engine marketing programs. List Rental programs involve the execution and delivery of email campaigns to a defined number of individuals provided by a third-party list rental or email address marketing service. Co-registration programs involve the strategic placement of a Digital Impact client offer on a third-party site for the purpose of generating new opt-in email addresses for the client. Search engine marketing involves the expert management of search, placement, traffic flow, and analytical data for our clients. Digital Impact contracts with third-party providers to deliver names of individuals who opt-in to join the client’s email list or, in the case of search, to deliver specific content in response to user search queries. Digital Impact is obligated to make payments to third parties for the cost of services associated with the execution of List Rental, Co-registration and search engine marketing programs. Digital Impact accounts for revenues and costs associated with Customer Acquisition programs in accordance with Emerging Issues Task Force Issue No. 99-19 (EITF 99-19), “Reporting Revenue Gross as a Principal versus Net as an Agent.” The cost of Customer Acquisition campaigns are recognized in the period that the programs are executed and are netted against program revenue. The cost of Customer Acquisition campaigns are estimated using Company records of outstanding purchase commitments when final vendor invoices have not been received.

     Digital Impact recognizes revenue net of third-party costs because the majority of client and supplier contracts have the following characteristics: most of the time, the supplier, not the Company, is the primary obligor in the arrangement, the Company does not maintain any inventory related to Customer Acquisition programs, the Company does not make changes to any data acquired from the supplier, the Company has limited latitude in establishing the price charged to the client, the Company’s credit risk is sometimes mitigated by receiving prepayment or reduced credit terms from its clients before ordering from the supplier, and the client approves the supplier selection and the service specifications.

     Digital Impact provides other complementary services to clients, which are also part of our Agency Services revenues, such as strategic marketing, campaign automation, web-page development, creative services, data management, measurement and analytics and program delivery. These services are typically billed on an hourly or project basis. The revenue for engagements that support the delivery of future products and services is deferred at the time of delivery and recognized pro-rata over the future periods of usage. The period over which the revenue is recognized varies, generally between one and twelve months, depending on the term of the contract or the estimated period of usage. Management uses their best estimates to determine the appropriate period for revenue deferral.

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

Cash, cash equivalents and short-term investments

     The Company considers all highly liquid investments with an original maturity, or remaining maturity at the time of purchase, of three months or less to be cash equivalents.

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

Concentration of credit risk and other risks and uncertainties

     Financial instruments and assets subjecting the Company to concentration of credit risk consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. The Company’s cash and cash equivalents are maintained at major U.S. financial institutions. Deposits in these institutions may exceed the amount of insurance provided on such deposits.

     The Company’s customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. For the six months ended September 30, 2004, two customers each represented 11% of revenue. For the six months ended September 30, 2003 two customers represented 13% and 11% of revenue, respectively. As of September 30, 2004, two customers represented 11% and 18% of accounts receivable, respectively. As of September 30, 2003, one customer represented 21% of accounts receivable.

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

     The Company capitalizes certain direct costs incurred in the development of internal use software. For the six months ended September 30, 2004, the Company capitalized approximately $38,000 in software development costs. These costs are being amortized using the straight-line method over the estimated useful life of the software, generally two years, beginning when the software is ready for use. These amounts are included in property and equipment in the accompanying consolidated balance sheet. For the six months ended September 30, 2004, the Company amortized approximately $26,000 of software development costs.

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

     Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated discounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

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

Income taxes

     Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax basis of assets and liabilities, measured at tax rates that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of September 30, 2004, the Company had recorded a full valuation allowance against its deferred tax assets.

Recent accounting pronouncements

     In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-06 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The Company has evaluated the effect of adopting EITF 03-06 and does not believe that it will have any effect on its results of operations or net income per share.

     On March 31, 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or, liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The proposed standard would require the modified prospective method be used, which would require that the fair value of new awards granted from the beginning of the year of adoption plus unvested awards at the date of adoption be expensed over the vesting period. In addition, the proposed statement encourages companies with adequate exercise history to use the “binomial” approach to value stock options, which differs from the Black-Scholes option pricing model that we currently use to determine the fair value of our options. The proposed standard is recommending that the effective date for public companies be fiscal periods beginning after June 15, 2005. Should this proposed statement be finalized in its current form, it will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on our consolidated net loss within our notes as is our current practice.

Note 3. Business Combination

     On July 12, 2004, the Company acquired all of the outstanding equity of Marketleap.com, Inc. We expect that the combination of Digital Impact’s strengths in email marketing with Marketleap’s experience in search engine marketing will offer clients true integrated digital online marketing. Digital Impact expects to be able to assist clients in managing their customers through the entire lifecycle of awareness, consideration, purchase and loyalty, through a combination of email and search marketing strategy, analytics and campaign execution. These factors contributed to a purchase price in excess of the fair market value of the net tangible and intangible assets acquired from Marketleap, and as a result the Company has recorded goodwill in conjunction with this transaction. Total consideration for the acquisition of Marketleap was approximately $3.8 million, consisting of 1.3 million shares of stock and stock options and $1.7 million in cash, including $205,000 in fees related to the acquisition. The acquisition was completed under purchase accounting and the purchase price has been allocated as follows:

•	Goodwill of $2.1 million;

•	Deferred stock compensation totaling $1.4 million, which will be amortized over 2.5 years through cost of goods sold and operating expenses;

•	Intangible assets, consisting of $191,000 and $46,000 for existing customer base and trade-name, respectively, will be amortized through sales and marketing expenses over the next 3 years. Intangible assets, consisting of $88,000 for developed technology, will be amortized through cost of goods sold over the next three years.

     The amount allocated to the purchased intangibles was determined by management with the assistance of an appraisal completed by an independent third party using established valuation techniques. The valuation techniques included a fair value analysis of the acquired balance sheet components, a present value analysis of incremental operating income and incremental free cash flows, an analysis of avoided workforce recruiting and training costs, an analysis of avoided loss of productivity, an analysis of technology replacement cost, and a discounted cash flow analysis of acquired trademarks and URL.

     The Company’s results of operations are inclusive of Marketleap activities from July 13, 2004 to September 30, 2004. The impact of the acquisition on our second fiscal quarter was as follows:

•	Stock-based compensation charges totaled $524,000. This expense is allocated to the appropriate categories in the statement of operations;

•	Amortization of intangibles totaled $39,000, of which $28,000 is recorded as sales and marketing expense and $11,000 is recorded as cost of goods sold in the consolidated statement of operations;

•	$1.7 million of cash was used for purchase consideration and deal related costs, and we received $182,000 of cash in the purchased assets.

     From the Marketleap acquisition, Digital Impact has a contractual obligation to pay up to 200,000 shares of Company’s common stock if certain revenue goals are met. In the event that the revenues of the Company from its Search and Acquisition Services for the fiscal year ending March 31, 2005 are greater than $4.4 million, but less than or equal to $5.0 million, the earnout shares payable to Marketleap stock and option holders will equal 100,000 shares of Company’s common stock. In the event that the revenues of the Company from its Search and Acquisition Services for the fiscal year ending March 31, 2005 are greater than $5.0 million, the earnout shares will equal 200,000 shares of Company’s common stock. If the earnout shares are paid out, an adjustment to the goodwill will be made.

     The following unaudited pro forma revenues, net loss, and net loss per share data for the six months ended September 30, 2004 and 2003 are based on the respective historical financial statements of the Company and Marketleap. The pro forma data reflects the consolidated results of operations as if the merger with Marketleap had occurred at the beginning of each of the periods indicated and includes the amortization of the resulting intangible assets and stock-based compensation. The pro forma financial data presented are not necessarily indicative of the Company’s results of operations that might have occurred had the transaction been completed at the beginning of the periods specified, and do not purport to represent what the Company’s consolidated results of operations might be for any future period.

	Six Months Ended
	September 30,
	2004	2003
	(In thousands, except per share data)
Revenues	$21,099	$22,364
Net loss	$(3,353)	$(1,015)
Net loss per common share – basic and diluted	$(0.10)	$(0.03)

Note 4. Stock-Based Compensation

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

     The Company accounts for its non-employee stock-based-compensation under the fair value based method. The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model and the remaining unvested options are reevaluated at the end of each reporting period to reflect the fluctuations in the Company’s stock price. The non-employee stock-based-compensation expense is recognized on an accelerated basis over the related service period.

     Had the Company determined compensation expense of employee stock options based on the estimated fair value of the stock options at the grant date, consistent with the guidelines of SFAS 123, the net income (loss) would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(2,015)	$108	$(2,899)	$(185)
Add: Stock-based employee compensation expense included in reported net loss	432	17	432	42
Deduct: employee stock-based compensation determined under fair value based method for all awards	(974)	(346)	(1,584)	(720)

Pro forma net loss, fair value method for all stock-based awards	$(2,557)	$(221)	$(4,051)	$(863)

Basic net income (loss) per share:
As reported	$(0.06)	$0.00	$(0.08)	$(0.01)
Pro forma	$(0.07)	$(0.01)	$(0.12)	$(0.03)
Diluted net income (loss) per share:
As reported	$(0.06)	$0.00	$(0.08)	$(0.01)
Pro forma	$(0.07)	$(0.01)	$(0.12)	$(0.03)

     The fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	Stock Options
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Expected volatility	70%	90%	70%	90%
Weighted average risk-free interest rate	3.51%	2.92%	3.33%	2.78%
Expected life in years	4	4	4	4 to 6.5
Expected dividends	0%	0%	0%	0%

	Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Expected volatility	70%	90%	70%	90%
Weighted average risk-free interest rate	1.78%	1.18%	1.56%	1.28%
Expected life in years	.75	.75	.75	.75
Expected dividends	0%	0%	0%	0%

     The weighted average fair value per share of options granted at fair market value for the three and six months ended September 30, 2004 was $1.40 and $1.54, respectively, and the weighted average fair value per share of options granted at fair market value for the three and six months ended September 30, 2003 was $2.53 and $2.02, respectively.

     The pro forma impact of options on the net loss for the three and six months ended September 30, 2004 and 2003, may not be representative of the effects on net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

Note 5. Net Income (Loss) Per Share Computation

     Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of vested common shares outstanding for the period. Diluted net income (loss) per share is calculated giving effect to all dilutive potential common shares, including options and preferred stock. A reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share amounts follows (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator:
Numerator for basic and diluted per share amounts — net income (loss)	$(2,015)	$108	$(2,899)	$(185)

Denominator:
Denominator for basic net income (loss) per share – weighted average shares	34,650	32,780	34,460	32,240
Effect of dilutive securities: stock options and shares subject to repurchase	—	2,882	—	—

Denominator for diluted net income (loss) per share	34,650	35,662	34,460	32,240
Basic net income (loss) per share	$(0.06)	$0.00	$(0.08)	$(0.01)
Diluted net income (loss) per share	$(0.06)	$0.00	$(0.08)	$(0.01)

     The following outstanding stock options and shares subject to repurchase by the Company have been excluded from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Options	7,861	1,100	7,861	5,800
Shares subject to repurchase	—	—	—	100

Note 6. Restructuring Charges

     In the fourth quarter of fiscal 2004, the Company initiated a cost reduction which included the termination of 19 employees and will result in the closure of our Santa Monica office in December 2004. As of September 30, 2004, approximately $8,000 remained in “Accrued Liabilities” for future severance payments. It is expected to be paid by the end of December 2004.

Note 7. Intangible Assets

     Intangible assets consist of the following (in thousands):

	September 30,	September 30,
	2004	2003
Purchased intangibles	$2,255	$1,930
Accumulated amortization	(1,969)	(1,930)

	$286	$—

     In the quarter ended September 30, 2004, the Company recorded $325,000 in intangibles related to the acquisition of Marketleap. These assets will be amortized over three years. Approximately $117,000, $156,000, $49,000 and $3,000 of the amortization will be recognized for the fiscal years 2005, 2006, 2007 and 2008, respectively. Amortization expense was $39,000 and $53,000 for the three months ended September 30, 2004 and 2003, respectively. Amortization expense was $39,000 and $214,000 for the six months ended September 30, 2004 and 2003, respectively. The Intangible assets related to the acquisition of MineShare in July 2000 have been fully amortized as of September 30, 2003.

Note 8. Contingencies

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

     From time to time, we may be involved in other disputes that arise in the ordinary course of business. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources.

      During the ordinary course of business, we have included indemnification provisions within our contracts. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, arising from a breach of representations, warranties or covenants and infringement of a third party’s intellectual property rights. To date, we have not incurred any costs in connection with such indemnification clauses.

Note 9. Segment Reporting

     Digital Impact is organized into two segments: Email Marketing and Agency Services. These segments were determined in fiscal 2003 based on the alignment of the Company’s organization structure and selected management financial reporting with the nature of the service product offerings.

     Email Marketing provides clients with comprehensive solutions for creating and executing online direct marketing programs. The Company’s solutions are designed to enable marketers to drive revenue and deepen customer relationships with a comprehensive process that includes: collecting and managing customer information, analyzing the information to determine ideal segments and offers, and delivering highly relevant, individualized email messages. Email Marketing represented 69% and 71% of revenue for the three months ended September 30, 2004 and 2003, respectively. The gross margin for Email Marketing was 47% and 60% for the three months ended September 30, 2004 and 2003, respectively.

     Agency Services are utilized by clients to enhance marketing programs and improve results. Digital Impact offers clients services in each of the following categories: Strategic Marketing, Search and Acquisition Services, Creative Services, Web Development, Data Management, Measurement and Analytics, Program Delivery and Campaign Automation. Agency Services represented 31% and 29% of revenue for the three months ended September 30, 2004 and 2003, respectively. The gross margin for Agency Services was 39% and 48% for the three months ended September 30, 2004 and 2003, respectively.

     The respective revenue and gross profit of each of these segments is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Email Marketing revenues	$7,046	$7,771	$14,624	$15,305
Agency Services revenues	3,189	3,153	6,022	6,547

Total revenues	10,235	10,924	20,646	21,852
Email Marketing gross profit	3,290	4,629	7,267	8,888
Agency Services gross profit	1,239	1,503	2,538	3,223

Total gross profit	4,529	6,132	9,805	12,111
Operating expenses (not allocated between the segments)	6,560	5,958	12,748	12,176
Other income (expense)	16	(66)	44	(120)
Net income (loss)	$(2,015)	$108	$(2,899)	$(185)

Note 10. Subsequent Event

     On October 1, 2004, Digital Impact entered into a Loan and Security Agreement with Silicon Valley Bank that provides for an $8.0 million revolving line of credit. The revolving loans will bear interest at a floating rate of interest equal to the greater of Silicon Valley Bank’s prime rate or 4.0%. On September 30, 2005, the revolving line of credit matures and Silicon Valley Bank’s commitment to extend the revolving loans under the Loan and Security Agreement terminates. The revolving and term loans under the Loan and Security Agreement are secured by a first priority lien on substantially all of the assets of Digital Impact, excluding intellectual property. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of Digital Impact’s obligations under the Loan and Security Agreement and foreclosure on the collateral securing its obligation under the Loan and Security Agreement. As of September 30, 2004, there have been no borrowings on the loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Additional factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Certain Factors Which May Impact Operating Results”, included in this Report. When used in this document, the words “believes,” “expects,” “anticipates,” “intends,” “plans” and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. You should read the following discussion in conjunction with our Consolidated Financial Statements and related notes. Unless required by law, we undertake no obligation to update any forward-looking statements in this Report.

Overview

     Digital Impact is a leading provider of integrated digital marketing solutions for Global 2000 enterprises. We draw on our industry specific expertise, our comprehensive methodology for creating programs to address specific marketing objectives and our proprietary technology platform to deliver marketing campaigns through email as well as websites, search and other media. We derive revenues and cash flows primarily from two business segments: Email Marketing and Agency Services.

     The Email Marketing segment derives revenue from 1) the IMPACT ™ (“IMPACT”) email software platform sold as a subscription-based hosted service and 2) account management services such as email campaign targeting, testing, delivery and reporting.

     The Agency Services segment derives revenue from project-based and retainer-based fees for marketing strategy, advanced analytics, data management, creative webpage design, customer acquisition and search engine marketing services.

     On July 12, 2004, the Company acquired all of the outstanding equity of Marketleap.com, Inc. We expect that the combination of Digital Impact’s strengths in email marketing with Marketleap’s experience in search engine marketing will offer clients true integrated digital online marketing. Digital Impact expects to be able to assist clients in managing their customers through the entire lifecycle of awareness, consideration, purchase and loyalty, through a combination of email and search marketing strategy, analytics and campaign execution. Digital Impact expects the acquisition to result in approximately $1.5 million of additional net revenues for fiscal 2005.

     Members of our senior management regularly review key financial information including net revenues by segment, operating expenses and margins, net income, earnings per share, and cash flow. They also review key operating metrics such as service mix, major account trends and email delivery volume. This information allows us to monitor the growth and profitability of our business and evaluate the effectiveness of investments that we have made and continue to make in the areas of client services, product development, marketing and data center operations.

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

     Digital Impact applies the provisions of Staff Accounting Bulletin 104 “Revenue Recognition” and recognizes revenue when persuasive evidence of an arrangement exists, the service has been delivered, the fee is fixed or determinable and collection of the resulting receivables is reasonably assured. Email Marketing revenues are recognized upon sending of the campaigns. Revenues attributable to one-time set-up fees for service initiation are deferred and recognized ratably over the term of the client’s service agreement, typically twelve months. Customer Acquisition revenues, which are part of Agency Services revenues, are derived primarily from programs that assist clients in growing their email lists through the use of third-party providers. Customer Acquisition programs fall into three general categories: List Rental programs, Co-registration programs, and search engine marketing. List Rental programs involve the execution and delivery of email campaigns to a defined number of individuals provided by a third-party list rental or email address matching service. Co-registration programs involve the strategic placement of a Digital Impact client offer on a third-party site for the purpose of generating new opt-in email addresses for the client. Search engine marketing involves assisting clients in the use of search engines to acquire customers. Digital Impact contracts with third-party providers to deliver names of individuals who opt-in to join the client’s email list or, in the use of search, to deliver specific content in response to user search queries. Digital Impact is obligated to make payments to third-parties for the cost of services associated with the execution of List Rental, Co-registration and search engine marketing programs. Digital Impact accounts for revenues and costs associated with Customer Acquisition programs in accordance with Emerging Issues Task Force Issue No. 99-19 (EITF 99-19), “Reporting Revenue Gross as a Principal versus Net as an Agent.” The costs of Customer Acquisition campaigns are estimated using work order commitments when final vendor invoices have not been received. The costs of Customer Acquisition campaigns are recognized in the period that the programs are executed and are netted against program revenue.

     Digital Impact recognizes revenue net of third-party costs because the majority of client and supplier contracts have the following characteristics: most of the time, the supplier, not the Company, is the primary obligor in the arrangement, the Company does not maintain any inventory related to Customer Acquisition programs, the Company does not make changes to any data acquired from the supplier, the Company has limited latitude in establishing the price charged to the client, the Company’s credit risk is sometimes mitigated by receiving prepayment or reduced credit terms from its clients before ordering from the supplier, and the client approves the supplier selection and the service specifications.

     Digital Impact provides other complementary services to clients, which are also part of our Agency Services revenues, such as strategic marketing, campaign automation, web-page development, creative services, measurement and analytics, program delivery and data management. These services are typically billed on an hourly rate or as a fixed project price. The revenue for engagements that support the delivery of future products and services is deferred at the time of delivery and recognized pro-rata over the future periods of usage. The period over which the revenue is recognized varies, generally between one and twelve months, depending on the term of the contract or the estimated period of usage. Management uses its best estimates to determine the appropriate period for revenue deferral.

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

     Allowance for doubtful accounts. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Specifically, management must make estimates of the uncollectable portion of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debt experience, customer account disputes, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $8.2 million, net of allowance for doubtful accounts of $323,000, as of September 30, 2004.

     Accounting for internal-use software. We account for internal-use software in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Internal-use software costs, including any fees paid to third parties to implement the software, are capitalized beginning when we have determined various factors are present, including among others, that the technology exists to achieve the performance requirements, we have made a decision as to whether we will purchase the software or develop it internally and we have authorized funding for the project. Capitalization of software costs ceases when the software implementation is substantially complete and is ready for its intended use, and the capitalized costs are amortized over the software’s estimated useful life (generally two years) using the straight-line method. The estimated useful life is based on technical and marketing management judgment as to the product or feature life cycle. When events or circumstances indicate the carrying value of internal use software might not be recoverable, we assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, if it is no longer probable that computer software being developed will be placed in service, the asset will be adjusted to the lower of its carrying value or fair value, if any, less direct selling costs. Any such adjustment would result in an expense in the period recorded, which could have a material adverse effect on our Consolidated Statement of Operations. As of September 30, 2004, we believe that no such impairment of internal-use software existed.

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

     When we determine that the carrying value of intangible assets, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any potential impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Long-lived assets and goodwill amounted to $9.4 million as of September 30, 2004.

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

	Three Months Ended
	September 30,
	2004		2003
Net Revenues:
Email Marketing	$7,046	69%	$7,771	71%
Agency Services	3,189	31%	3,153	29%

Total net revenues	10,235	100%	10,924	100%

Cost of revenues:
Email Marketing	3,756	37%	3,142	29%
Agency Services	1,950	19%	1,650	15%

Cost of revenues	5,706	56%	4,792	44%

Gross profit	4,529	44%	6,132	56%

Operating expenses:
Research and development	845	8%	1,290	12%
Sales and marketing	3,827	37%	2,914	26%
General and administrative	1,888	19%	1,754	16%

Total operating expenses	6,560	64%	5,958	54%
Income (loss) from operations	(2,031)	(20%)	174	2%

Other income and (expense), net	16	0%	(66)	(1%)

Net income (loss)	$(2,015)	(20%)	$108	1%

Three Months Ended September 30, 2004 and 2003

Revenues

     Our Email Marketing business provides clients with comprehensive solutions for creating and executing online direct marketing programs. Our solutions are designed to enable marketers to drive revenue and deepen customer relationships with a comprehensive process that includes: collecting and managing customer information, analyzing the information to determine optimal segments and offers, and delivering highly relevant, individualized email messages. Email Marketing represented 69% and 71% of revenue for the three months ended September 30, 2004 and 2003, respectively.

     The Agency Services group provides expertise to enhance marketing programs and improve results. Digital Impact offers clients services in each of the following categories: Strategic Marketing, Search and Acquisition Services, Creative Services, Web Development, Data Management, Measurement and Analytics, Program Delivery and Campaign Automation. Agency Services represented 31% and 29% of revenue for the three months ended September 30, 2004 and 2003, respectively.

     Total revenues decreased by 6% to $10.2 million for the three months ended September 30, 2004 from $10.9 million for the three months ended September 30, 2003. Email Marketing revenues decreased $725,000 due to client attrition, price erosion and client mix. Agency Services revenues were unchanged as search marketing revenues offset a decline in list rental revenues.

     For the full fiscal year 2005, we are projecting revenues to be in the range of $41 million to $42 million.

Cost of Revenues

     Cost of revenues consists primarily of expenses relating to the delivery of online direct marketing services, including personnel costs of our Email Marketing and Agency Services staff, the amortization of equipment, purchased and licensed technology, data center expenses, software and hardware maintenance costs and stock-based compensation.

     Total cost of revenues increased 19% to $5.7 million for the three months ended September 30, 2004 from $4.8 million for the three months ended September 30, 2003. The increase in cost of revenues was primarily related to an increase in personnel costs, resulting primarily from higher staffing in Agency Services. The increase was also related to a $108,000 increase in stock-based compensation related to the acquisition of Marketleap and higher outside services and contractors expenses.

     Gross margin decreased to 44% for the three months ended September 30, 2004 from 56% for the three months ended September 30, 2003. The decline in gross margin was due to a 19% increase in cost of revenues while revenue decreased by 6%. Gross margin for Email Marketing was 47% and 60% for the three months ended September 30, 2004 and 2003, respectively. The decrease in gross margin for Email Marketing is primarily the result of the lower revenues and a higher cost of revenues. The increase in cost of revenues was primarily related to an increase in personnel costs, resulting primarily from higher staffing. Gross margin for Agency Services was 39% and 48% for the three months ended September 30, 2004 and 2003, respectively. This decline is primarily due to the replacement of high margin list rental business with lower gross margin agency services.

     We expect that gross margins for fiscal year 2005 will be about 45%, as we maintain our investment in agency services to support potential growth in fiscal 2006.

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

     Stock-based compensation was $524,000 and $17,000 for the three months ended September 30, 2004 and 2003, respectively. The increase in stock-based compensation was due to grants associated with the acquisition of Marketleap. For the quarters ended September 30, 2004 and 2003, stock-based compensation was included in cost of revenues, general and administrative, research and development, and sales and marketing expenses.

     Amortization of purchased intangibles was $39,000 for the three months ended September 30, 2004, attributed to the $325,000 of intangibles acquired through the acquisition of Marketleap. For the three months ended September 30, 2004, $11,000 and $28,000 of the amortization was included in cost of goods sold and sales and marketing expenses, respectively. Amortization of purchased intangibles was $53,000 for the three months ended September 30, 2003, related to the purchased technology from our July 2000 acquisition of MineShare. As of September 30, 2003, the MineShare purchased intangibles have been fully amortized.

     We allocate the facilities costs to each functional area based on each area’s relative headcount. These allocated charges include rent and other facility-related costs, communication charges and depreciation expense for furniture and equipment.

     Research and Development. Research and development expenses consist primarily of personnel and related costs, consultants and outside contractor costs. Research and development expenses declined by 34% to $0.8 million for the quarter ended September 30, 2004 from $1.3 million for the quarter ended September 30, 2003. The decline is primarily a result of a $379,000 reduction in personnel costs, resulting from lower headcount driven by the closure of Santa Monica research and development facility. We capitalized $21,000 and $53,000 for internally developed software for the three months ended September 30, 2004 and 2003, respectively. For the three months ended September 30, 2004, the Company amortized approximately $26,000 of the capitalized software development costs. The company did not amortize any of the software development costs for the three months ended September 30, 2003.

     Sales and Marketing. Sales and marketing expenses consist of personnel and related costs for our direct sales force and marketing staff, and marketing programs, which include trade shows, advertisements, promotional activities and media events. Sales and marketing expenses increased by 31% to $3.8 million for the three months ended September 30, 2004 from $2.9 million for the three months ended September 30, 2003. The increase was mainly attributable to an increase in personnel costs due to higher staffing and personnel costs in account management and a $322,000 increase in stock-based compensation related to the acquisition of Marketleap. During the fiscal year ending March 31, 2005, we expect sales and marketing expenses to increase about 20% over the prior year as a result of higher personnel costs and staffing, non-cash stock-based compensation due to the acquisition of Marketleap, and allocated overhead.

     General and Administrative. General and administrative expenses consist primarily of personnel and related costs for general corporate purposes, including information technology, finance, accounting, human resources, facilities and legal. General and administrative expenses increased by 8% to $1.9 million for the three months ended September 30, 2004, from $1.8 million for the three months ended September 30, 2003. The increase was primarily due to a $35,000 increase in accounting and legal fees, a $72,000 increase in contractor expenses, and a $69,000 increase in stock-based compensation primarily related to the acquisition of Marketleap. During the fiscal year ending March 31, 2005, we expect general and administrative expenses to increase modestly in absolute dollars over the prior fiscal year.

     Other Income and (expense). Other income and (expense) was $16,000 for the three months ended September 30, 2004, compared to ($66,000) for the three months ended September 30, 2003. Other income relates to interest income on cash, cash equivalents and short-term investments. Other expenses relate primarily to interest paid on leases and debt, and losses on disposals of fixed assets. Other expenses decreased as a result of a decline in interest paid on long-term debt and the expiration of equipment leases.

     Income taxes. No provision for federal and state income taxes was recorded as we incurred net operating losses from inception through September 30, 2004. Due to the uncertainty regarding the ultimate utilization of the net operating loss carryforwards, we have not recorded any benefit for losses and a valuation allowance has been recorded for the entire amount of the net deferred tax asset. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. If we should have an ownership change, as defined for tax purposes, utilization of the carryforwards could be restricted. In addition, sales of our stock may further restrict our ability to utilize our net operating loss carryforwards.

Results of Operations

     The following table sets forth selected data for the periods indicated as a percentage of total revenues. These operating results are not necessarily indicative of results for any future periods.

	Six Months Ended
	September 30,
	2004		2003
Net Revenues:
Email Marketing	$14,624	71%	$15,305	70%
Agency Services	6,022	29%	6,547	30%

Total net revenues	20,646	100%	21,852	100%

Cost of revenues:
Email Marketing	7,357	35%	6,417	29%
Agency Services	3,484	17%	3,324	15%

Cost of revenues	10,841	52%	9,741	44%

Gross profit	9,805	48%	12,111	56%

Operating expenses:
Research and development	1,829	9%	2,744	13%
Sales and marketing	7,211	35%	5,965	27%
General and administrative	3,708	18%	3,467	16%

Total operating expenses	12,748	62%	12,176	56%
Loss from operations	(2,943)	(14%)	(65)	(0%)

Other income and (expense), net	44	0%	(120)	(1%)

Net loss	$(2,899)	(14%)	$(185)	(1%)

Six Months Ended September 30, 2004 and 2003

Revenues

     Email Marketing revenues decreased by 4% to $14.6 million for the six months ended September 30, 2004 from $15.3 million for the six months ended September 30, 2003. Email Marketing represented 71% and 70% of total revenues for the six months ended September 30, 2004 and 2003, respectively.

     Agency Services revenues were $6.0 million and $6.5 million for the six months ended September 30, 2004 and 2003, respectively. Agency Services represented 29% and 30% of total revenues for the six months ended September 30, 2004 and 2003, respectively.

     Total revenues decreased by 6% to $20.6 million for the six months ended September 30, 2004 from $21.9 million for the six months ended September 30, 2003. Email Marketing revenues declined $681,000 due to price erosion, client attrition and client mix. Agency Services revenues declined $525,000 due to the decline in our list rental business partially offset by an increase in search marketing.

Cost of Revenues

     Total cost of revenues increased by 11% to $10.8 million for the six months ended September 30, 2004 from $9.7 million for the six months ended September 30, 2003. The increase in cost of revenues was primarily related to an increase in personnel costs, resulting primarily from higher headcount in Agency Services. The increase was also related to $108,000 increase in stock-based compensation related to the acquisition of Marketleap and higher outside services and contractors expenses.

     Gross margin decreased to 48% for the six months ended September 30, 2004 from 56% for the six months ended September 30, 2003. The decline in gross margin was due to an 11% increase in cost of revenues while revenue decreased by 6%. Gross margin for Email Marketing was 50% and 58% for the six months ended September 30, 2004 and 2003, respectively. The decrease in gross margin for Email Marketing is primarily the result of the lower revenues and a higher cost of revenues. The increase in cost of revenues was primarily related to an increase in personnel costs, resulting primarily from higher staffing. Gross margin for Agency Services was 42% and 49% for the six months ended September 30, 2004 and 2003, respectively. This decline is primarily due to the replacement of high margin list rental business with lower gross margin agency services.

Operating Expenses.

     Stock-based compensation was $552,000 and $42,000 for the six months ended September 30, 2004 and 2003, respectively. The increase in stock-based compensation was due to grants associated with the acquisition of Marketleap. For the six months ended September 30, 2004 and 2003, stock-based compensation was included in cost of revenues, general and administrative, research and development, and sales and marketing expenses.

     Amortization of purchased intangibles was $39,000 for the six months ended September 30, 2004, attributed to the $325,000 of intangibles acquired through the acquisition of Marketleap. For the six months ended September 30, 2004, $11,000 and $28,000 of the amortization was included in cost of goods sold and sales and marketing expenses, respectively. Amortization of purchased intangibles was $214,000 for the six months ended September 30, 2003, related to the purchased technology from our July 2000 acquisition of MineShare. As of September 30, 2003, the MineShare purchased intangibles have been fully amortized.

     Research and Development. Research and development expenses consist primarily of personnel and related costs, consultants and outside contractor costs. Research and development expenses declined by 33% to $1.8 million for the six months ended September 30, 2004 from $2.7 million for the six months ended September 30, 2003. The decline is primarily a result of a $713,000 reduction in personnel costs, resulting from lower headcount and a $108,000 decrease in relocation expenses. We capitalized $38,000 and $176,000 for internally developed software for the six months ended September 30, 2004 and 2003, respectively. For the six months ended September 30, 2004 and 2003, the Company amortized approximately $26,000 and $27,000 of software development costs, respectively.

     Sales and Marketing. Sales and marketing expenses consist of personnel and related costs for our direct sales and marketing staff, and marketing programs, which include trade shows, advertisements, promotional activities and media events. Sales and marketing expenses increased by 21% to $7.2 million for the six months ended September 30, 2004 from $6.0 million for the six months ended September 30, 2003. The increase was mainly attributable to an increase in personnel costs due to higher staffing in account management and a $322,000 increase in stock-based compensation related to the acquisition of Marketleap. During the fiscal year ending March 31, 2005, we expect sales and marketing expenses to increase about 20% over the prior year as a result of higher personnel costs and staffing, non-cash stock-based compensation due to the acquisition of Marketleap, and allocated overhead.

     General and Administrative. General and administrative expenses consist primarily of personnel and related costs for general corporate purposes, including information technology, finance, accounting, human resources, facilities and legal. General and administrative expenses increased by 7% to $3.7 million for the six months ended September 30, 2004, from $3.5 million for the six months ended September 30, 2003. The increase was primarily due a $106,000 increase in accounting and legal fees, a $116,000 increase in contractor expenses, and a $69,000 increase in stock-based compensation primarily related to the acquisition of Marketleap. During the fiscal year ending March 31, 2005, we expect general and administrative expenses to increase modestly in absolute dollars over the prior fiscal year.

     Other Income and (expense). Other income and (expense) was $44,000 for the six months ended September 30, 2004, compared to ($120,000) for the six months ended September 30, 2003. Other income relates to interest income on cash, cash equivalents and short-term investments. Other expenses relate primarily to interest paid on leases and debt, and losses on disposals of fixed assets. Other expenses decreased as a result of a decline in interest paid on long-term debt and the expiration of equipment leases.

     Income taxes. No provision for federal and state income taxes was recorded as we incurred net operating losses from inception through September 30, 2004. Due to the uncertainty regarding the ultimate utilization of the net operating loss carryforwards, we have not recorded any benefit for losses and a valuation allowance has been recorded for the entire amount of the net deferred tax asset. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. If we should have an ownership change, as defined for tax purposes, utilization of the carryforwards could be restricted. In addition, sales of our stock may further restrict our ability to utilize our net operating loss carryforwards.

Liquidity and Capital Resources

Cash and Investments.

     As of September 30, 2004, we had $23.9 million in cash, cash equivalents and short-term investments and working capital of $26.9 million. In addition, as of September 30, 2004, we had $1.2 million in restricted cash, $1.1 million of which is supporting letters of credit issued against certain contractual lease obligations.

Cash Flow from Operating Activities.

     Our operating activities generated $102,000 and $81,000 of cash for the six months ended September 30, 2004 and 2003, respectively. Net cash generated by operating activities for the six months ended September 30, 2004 consisted of the net loss of $2.9 million, offsetting non-cash items of $2.8 million, and an increase in cash of $163,000 arising from changes in assets and liabilities. For the six months ended September 30, 2004, the deferred revenues decreased by $704,000 due to a decrease in campaign automation and web development activities relative to the current period earnings for activities deferred over the prior twelve months. The accrued pass-through vendor costs increased by $570,000, for the six months ended September 30, 2004, due to the increase in vendor liabilities for the work completed in the quarter. Cash provided by operating activities for the six months ended September 30, 2003 resulted from the net loss of $185,000, offsetting non-cash items of $2.9 million, and a decrease in cash of $2.6 million arising from changes in operating assets and liabilities.

Cash Flow from Investing Activities.

     Our investing activities used net cash of $1.9 million for the six months ended September 30, 2004 compared to $2.5 million used by investing activities for the six months ended September 30, 2003. Net cash used in investing activities for the six months ended September 30, 2004 primarily related to acquisition of Marketleap totaling $1.7 million and acquisitions of property and equipment totaling $871,000, partially offset by maturities of marketable securities of $500,000. Net cash used in investing activities for the six months ended September 30, 2003 was attributable to acquisitions of property and equipment totaling $1.1 million and purchases of short-term investments totaling $1.5 million.

Cash Flow from Financing Activities.

     For the six months ended September 30, 2004, our financing activities provided net cash of $74,000 compared to net cash of $1.3 million provided by financing activities for the six months ended September 30, 2003. Net cash provided by financing activities for the six months ended September 30, 2004 consisted of proceeds from option exercises and employee stock plan purchases totaling $558,000, partially offset by principal payments on long-term debt of $295,000 and purchase of treasury stock of $189,000. Net cash provided by financing activities for the six months ended September 30, 2003 was attributable to the proceeds from option exercises and employee stock plan purchase totaling $2.2 million, partially offset by principal payments on long-term debt totaling $896,000 and purchases of treasury stock totaling $39,000.

Debt Payments.

     At September 30, 2004 we had borrowings in the form of long-term debt, payable in quarterly installments through April 2006. Total debt as of September 30, 2004 was $424,000, with $265,000 bearing an interest rate of 3% and $159,000 bearing an interest rate of 2%.

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

     Below is a schedule of the future payments that we are obligated to make based on agreements in place as of September 30, 2004:

		Six Months Ended March 31,	Year Ended March 31,
	Total	2005	2006	2007	2008
	(in thousands)
Contractual Obligations:
Purchase obligations	$800	$315	$455	$30	$—
Long-term debt	424	166	258	—	—
Operating leases	7,066	1,752	2,769	2,341	204

Total Contractual Obligations	$8,290	$2,233	$3,482	$2,371	$204

     Our data center is located at facilities operated by Globix Corporation in Northern California. On September 30, 2004, Digital Impact entered into an Amendment to Master Services Agreement with Globix Corporation. Pursuant to the Amendment, the term of the Master Services Agreement was extended for an additional thirteen months commencing September 1, 2004. As of September 30, 2004, the remaining obligation under the Amendment is $847,000, which is included in the total operating leases amount in the table above.

     From the Marketleap acquisition, Digital Impact has a contractual obligation to pay up to 200,000 shares of Company’s common stock if certain revenue goals are met. In the event that the revenues of the Company from its Search and Acquisition Services for the fiscal year ending March 31, 2005 are greater than $4.4 million, but less than or equal to $5.0 million, the earnout shares payable to Marketleap stock and option holders will equal 100,000 shares of Company’s common stock. In the event that the revenues of the Company from its Search and Acquisition Services for the fiscal year ending March 31, 2005 are greater than $5.0 million, the earnout shares will equal 200,000 shares of Company’s common stock. If the earnout shares are paid out, the adjustment to the goodwill will be made.

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

     The Company’s primary source of liquidity is $23.9 million in cash and cash equivalents, and short-term investments. On October 1, 2004, Digital Impact entered into a Loan and Security Agreement with Silicon Valley Bank that provides for an $8.0 million revolving line of credit. The revolving loans will bear interest at a floating rate of interest equal to the greater of Silicon Valley Bank’s prime rate or 4.0%. On September 30, 2005, the revolving line of credit matures and Silicon Valley Bank’s commitment to extend the revolving loans under the Loan and Security Agreement terminates. The revolving and term loans under the Loan and Security Agreement are secured by a first priority lien on substantially all of the assets of Digital Impact, excluding intellectual property. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of Digital Impact’s obligations under the Loan and Security Agreement and foreclosure on the collateral securing its obligation under the Loan and Security Agreement. As of September 30, 2004, there have been no borrowings on the loan.

     The Company believes it has the necessary financial resources to fund its working capital needs, capital expenditures and other business requirements for at least the next 12 months.

Indemnification Provisions.

     During the ordinary course of business, we have included indemnification provisions within our contracts. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, arising from a breach of representations, warranties or covenants and infringement of a 3rd party’s intellectual property rights. To date, we have not incurred any costs in connection with such indemnification clauses.

Recent Accounting Pronouncements

     In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-06 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The Company has evaluated the effect of adopting EITF 03-06 and does not believe that it will have any effect on its results of operations or net income per share.

     On March 31, 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or, liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The proposed standard would require the modified prospective method be used, which would require that the fair value of new awards granted from the beginning of the year of adoption plus unvested awards at the date of adoption be expensed over the vesting period. In addition, the proposed statement encourages companies with adequate exercise history to use the “binomial” approach to value stock options, which differs from the Black-Scholes option pricing model that we currently use to determine the fair value of our options. The proposed standard is recommending that the effective date for public companies be fiscal periods beginning after June 15, 2005. Should this proposed statement be finalized in its current form, it will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on our consolidated net loss within our notes as is our current practice.

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

     The traditional direct marketing industry has typically generated lower revenues during the summer months and higher revenues during the calendar year-end months, especially among retail clients, as a result of the holiday season. We believe our business is affected by similar revenue fluctuations, but our limited operating history is insufficient to isolate and predict the magnitude of these effects. The mix of our clients between retail and other businesses may also affect the severity of the fluctuation during the calendar year-end months. Due to these effects, analysts and investors may not be able to predict our quarterly or annual operating results. If we fail to meet expectations of analysts and investors, our stock price could decline.

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

     The loss of a major client could harm our business. While two clients each accounted for more than 10% of our revenues and our top 30 clients represented approximately 82% of our revenues for the six months ended September 30, 2004, the loss of one or more of these clients could have a material adverse effect on our business and results of operations.

The online direct marketing industry is highly competitive, and if we are unable to compete effectively, the demand for, or the prices of, our services may decline.

     The market for online direct marketing is highly competitive, rapidly evolving and experiencing rapid technological change. Intense competition may result in price reductions, reduced sales, gross margins and operating margins, and loss of market share. Our principal competitors include providers of online direct marketing solutions such as DoubleClick, Responsys, Experian, Silverpop, Bigfoot Interactive, InfoUSA and ExactTarget as well as the in-house information technology departments of our existing and prospective clients and interactive agencies such as Dipitas and aQuantive. The loss of a client due to service quality or technology problems could result in reputational harm to us and, as a result, increase the effect of competition and negatively impact our ability to attract new clients.

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

     In December 2003, Congress enacted the CAN-SPAM Act of 2003, legislation that regulates the sending of commercial email. This legislation pre-empts state laws regulating commercial email. The effect of this legislation on marketers is difficult to predict. We cannot assure you that this or future legislation regarding commercial email will not harm our business. Moreover, list rental and other types of affiliate marketing programs must be modified to comply with certain aspects of CAN-SPAM. Some of these modifications may add to the cost of conducting these types of programs. As a result, there may be a decline in our Customer Acquisition revenues.

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

     Under the Sarbanes-Oxley Act of 2002, we are required to assess the effectiveness of our internal controls for financial reporting and assert that such internal controls are effective. For our fiscal year ended March 31, 2006, an independent registered public accounting firm must also conduct an audit to evaluate management’s assessment concerning the effectiveness of the internal controls over financial reporting and render an opinion on our assessment and the effectiveness of internal controls over financial reporting. To prepare for compliance with the Sarbanes-Oxley Act of 2002 we have undertaken certain actions including the adoption of an internal plan which includes a timeline and schedule of activities for the evaluation, test, and remediation, if necessary, of internal controls. Although we believe that our efforts will enable us to provide the required report and the independent registered public accounting firm to provide the required attestation as of our fiscal year ended March 31, 2006, we can give no assurance that such efforts will be completed in a timely manner and on a successful basis. If this were to occur, we may be unable to assert that the internal controls over financial reporting are effective, or the independent registered public accounting firm may not be able to render the required attestation concerning our assessment and the effectiveness of the internal controls over financial reporting. This may impact the reliability of our internal controls over financial reporting, which may adversely affect the market price of our common stock.

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

Foreign Currency Risk

     For the period from our inception through September 30, 2004, we provided our services to clients primarily in the United States. As a result, our financial results have not been materially affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The majority of our sales are currently denominated in U.S. dollars. We have a subsidiary in the United Kingdom which, to date, has had minimal operations and minimal foreign currency sales. The effect of foreign exchange rates fluctuations on operations were not material for the three and six months ended September 30, 2004 and 2003, respectively.

     As the operations of this subsidiary expand, our future operating results could be directly impacted by changes in foreign currency exchange rates or economic conditions in this region. As of September 30, 2004, we had $93,000 in cash and cash equivalents denominated in foreign currencies.

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

     Like other public companies, we are preparing for new accounting disclosures required by rules and regulations adopted in connection with the Sarbanes-Oxley Act of 2002. In particular, we are preparing to provide, beginning with our annual report on Form 10-K for the fiscal year ending March 31, 2006, management’s report on our internal control over financial reporting and auditors’ attestation with respect to our report required by Section 404 of the Sarbanes-Oxley Act. In recent months, we updated our documentation and will continue to update the documentation of our system of internal controls which is the necessary foundation for the evaluation and Section 404 certification by management. Non-material changes have been made in certain controls and further changes are possible as a result of these efforts.

     There were no changes in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

     On July 12, 2004, the Company acquired all the outstanding equity of Marketleap.com, Inc. In connection with the acquisition, the Company issued 840,000 shares of its common stock to the stockholders of Marketleap. The shares were issued pursuant to exemptions by reason of Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under such Act. The sales were made in private transactions without general solicitation or advertising. Also, in connection with the acquisition, the Company assumed options to purchase approximately 412,000 shares of the Company’s common stock. The Company filed a registration statement on Form S-8 with respect to the shares of the Company’s common stock issuable upon the exercise of all such options.

     On August 2, 2004, an executive of the Company received shares of our common stock in settlement of restricted stock units granted by the Company to such executive in 2001. In connection with this settlement, which resulted in the recognition of income by the executive, the Company withheld 134,062 shares of common stock to satisfy state and federal tax withholding requirements. The closing price of the Company’s common stock on the settlement date was $1.41. This tax withholding event was part of an executive compensation program sponsored by the Company, and was not part of a publicly announced repurchase plan or program. There were no other Company repurchases during the quarter ended September 30, 2004.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     At the Company’s Annual Meeting of Stockholders (“Annual Meeting”) held on July 29, 2004, the following individual was re-elected to the Board of Directors as a Class II director for a term of three years:

	Votes For	Votes Withheld
Edward J. Spiegel	31,644,854	283,740

     William Park, Michael Brown, Gerardo Capiel and Peter Pervere continue as either Class I or Class III directors of the Company.

     Additionally, at the Company’s Annual Meeting, the following proposal was adopted by the margin indicated:

     To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2005. The votes cast for and against this action were 31,874,506 and 46,432, respectively, with 7,656 abstaining.

Item 5. Other Information

Not applicable.

ITEM 6. EXHIBITS

     a) Exhibits

Exhibit No.	Description
2.1(2)	Agreement and Plan of Merger and Reorganization by and among Digital Impact, Inc., Marketleap.com, Inc., Jumper Acquisition Corporation, Noel McMichael, Paul Owen and Noel McMichael as Shareholder Representative, dated July 10, 2004.

10.1(3)	The Registrant’s 1998 Stock Plan, as amended and restated

10.2(1)	The Registrant’s 1999 Employee Stock Purchase Plan

10.3(8)	The Registrant’s 1999 Director Equity Plan, as amended and restated

10.4(1)	Employment Agreement between the Registrant and David Oppenheimer

10.5(5)	Employment Agreement between the Registrant and Kevin Johnson

10.6(6)	Standard Form Lease between the Registrant and Casiopea Venture Corporation

10.7(1)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers

10.8(4)	Form of Retention Agreement with Key Employees

10.9(6)	Retention Agreement between the Registrant and William Park dated January 11, 2002

10.10(6)	Promissory Note of William Park dated February 7, 2002

10.11(7)	Amendment to Retention Agreement between the Registrant and William Park dated December 23, 2002

10.12(9)	Master Service Agreement between the Registrant and Globix Corporation dated September 25, 2002

10.13(10)	Amendment to the Master Services Agreement between the Registrant and Globix Corporation dated September 30, 2004.

10.14(11)	Loan and Security Agreement, dated October 1, 2004, by and between Silicon Valley Bank and the Registrant.

10.15	Form of 1998 Stock Plan Stock Option Agreement.

10.16	Form of 1999 Director Equity Plan Stock Option Agreement.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Digital Impact’s registration statement on Form S-1 (SEC File No. 333-87299) originally filed with the Commission on September 17, 1999, as subsequently amended.

(2)	Incorporated by reference to Digital Impact’s Current Report on Form 8-K filed with the Commission on July 12, 2004.
(3)	Incorporated by reference to Digital Impact’s Registration Statement on Form S-8 (SEC File No. 333-67686) filed with the Securities and Exchange Commission on August 16, 2001.

(4)	Incorporated by reference to Digital Impact’s Report on Form 10-K filed with the Commission on June 13, 2001.

(5)	Incorporated by reference to Digital Impact’s Report on Form 10-Q filed with the Commission on February 14, 2002.

(6)	Incorporated by reference to Digital Impact’s Report on Form 10-K filed with the Commission on June 7, 2002.

(7)	Incorporated by reference to Digital Impact’s Report on Form 10-Q filed with the Commission on February 14, 2003.

(8)	Incorporated by reference to Digital Impact’s Proxy Statement on Schedule 14A filed with the Commission on June 24, 2003.

(9)	Incorporated by reference to Digital Impact’s Report on Form 10-K filed with the Commission on June 14, 2004.

(10)	Incorporated by reference to Digital Impact’s Report on Form 8-K filed with the Commission on October 6, 2004.

(11)	Incorporated by reference to Digital Impact’s Report on Form 8-K filed with the Commission on October 6, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 11, 2004
DIGITAL IMPACT, INC. (Registrant)
/s/ WILLIAM PARK
William Park
President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ DAVID OPPENHEIMER
David Oppenheimer
Sr. Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)