Form 10-Q
period 2004-12-31
DIGITAL IMPACT INC /DE/
filed 2005-02-14
CIK 1095105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

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

Yes   ☐                          No   ☒

As of February 10, 2005, there were approximately 36.9 million shares of the Registrant’s Common Stock outstanding.

DIGITAL IMPACT, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

Consolidated Statements of Operations for the three and nine months ended December 31, 2004 and 2003

Consolidated Balance Sheets as of December 31, 2004 and March 31, 2004

Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the nine months ended December 31, 2004 and 2003

Notes to Consolidated Financial Statements

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DIGITAL IMPACT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,

	2004	2003	2004	2003
Revenues	$11,132	$11,509	$31,778	$33,361
Cost of revenues	5,673	4,922	16,547	14,663
Gross profit	5,459	6,587	15,231	18,698
Operating expenses:
Research and development	735	1,133	2,564	3,877
Sales and marketing	3,625	3,066	10,836	9,031
General and administrative	1,966	1,952	5,666	5,497
Total operating expenses	6,326	6,151	19,066	18,405
Income (loss) from operations	(867)	436	(3,835)	293
Other income, net	56	53	125	11
Net income (loss)	$(811)	$489	$(3,710)	$304
Basic net income (loss) per share	$(0.02)	$0.01	$(0.11)	$0.01
Weighted average shares used in basic net income (loss) per share	34,860	33,490	34,590	32,650
Diluted net income (loss) per share	$(0.02)	$0.01	$(0.11)	$0.01
Weighted average shares used in diluted net income (loss) per share	34,860	36,022	34,590	35,193

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DIGITAL IMPACT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

 (Unaudited)

	December 31, 2004	March 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$24,995	$25,550
Short-term investments	—	608
Accounts receivable, net	7,168	8,172
Prepaid expenses and other current assets	1,685	1,385
Total current assets	33,848	35,715
Property and equipment, net	4,312	6,100
Restricted cash	1,106	1,164
Goodwill	4,087	2,002
Intangible assets, net	295	—
Other assets	354	380
Total assets	$44,002	$45,361
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,299	$1,100
Accrued payroll	1,476	1,647
Accrued pass-through vendor costs	1,180	659
Accrued liabilities	970	614
Deferred revenues	1,139	2,087
Current portion of long-term debt	296	158
Current portion of capital lease obligation	6	—
Total current liabilities	6,366	6,265
Long-term debt, less current portion	45	80
Long-term capital lease, less current portion	1	—
Total liabilities	6,412	6,345
Stockholders’ equity:
Preferred Stock	—	—
Common Stock	36	34
Additional paid-in capital	148,667	145,540
Accumulated other comprehensive income	64	51
Unearned stock-based compensation	(671)	(6)
Accumulated deficit	(109,669)	(105,959)
Less treasury stock, at cost	(837)	(644)
Total stockholders’ equity	37,590	39,016
Total liabilities and stockholders’ equity	$44,002	$45,361

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DIGITAL IMPACT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,

	2004	2003	2004	2003
Net income (loss)	$(811)	$489	$(3,710)	$304
Other comprehensive loss:
Unrealized loss on investments	(1)	(1)	(1)	(1)
Cumulative translation adjustment	17	(4)	14	(71)
Net changes in comprehensive income (loss)	16	(5)	13	(72)
Comprehensive income (loss)	$(795)	$484	$(3,697)	$232

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DIGITAL IMPACT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended December 31,

	2004	2003
Cash flows from operating activities
Net income (loss)	$(3,710)	$304
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,402	4,031
Recovery of bad debts	—	(80)
Stock-based compensation	865	78
Loss on disposal of fixed assets and other non-cash items	50	(4)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,253	55
Prepaid expenses and other current assets	(78)	(216)
Other assets	30	285
Accounts payable	43	183
Accrued liabilities and accrued payroll	386	(988)
Deferred revenue	(948)	182
Net cash provided by operating activities	1,293	3,830

Cash flows from investing activities
Purchases of investments in marketable securities	—	(1,498)
Maturities of investments in marketable securities	608	—
Acquisition of Marketleap, net of cash acquired	(1,548)	—
Restricted cash	58	(49)
Acquisition of KBAMS	(50)	—
Proceeds from sales of equipment	8	—
Acquisition of property and equipment	(1,274)	(1,767)
Net cash used in investing activities	(2,198)	(3,314)

Cash flows from financing activities
Principal payments on long-term debt and capital lease obligations	(378)	(1,312)
Proceeds from issuance of common stock	918	2,767
Purchases of treasury stock	(193)	(73)
Net cash provided by financing activities	347	1,382

Effect of exchange rates on cash and cash equivalents	3	21

Net increase (decrease) in cash and cash equivalents	(555)	1,919
Cash and cash equivalents at beginning of period	25,550	23,659
Cash and cash equivalents at end of period	$24,995	$25,578

Supplemental non-cash information:
Assets acquired under capital leases and notes payable	$357	$315
Unearned stock-based compensation cancellations	$—	$(45)

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

On July 12, 2004, the Company acquired all of the outstanding equity of Marketleap.com, Inc. Total consideration for the acquisition of Marketleap was approximately $3.8 million, consisting of 1.3 million shares of stock and stock options and $1.7 million in cash. The combination of Digital Impact’s strengths in email marketing with Marketleap’s experience in search engine marketing creates a true integrated digital online business. Digital Impact expects to be able to assist clients in managing their customers through the entire lifecycle of awareness, consideration, purchase and loyalty, through a combination of email and search marketing strategy, analytics and campaign execution

On December 29, 2004, the Company entered into an agreement to acquire the assets of KBAMS, Inc. The Company has paid $50,000 in cash for the acquired assets and certain assumed liabilities and will pay KBAMS, Inc. an earnout of 30% of certain future revenues for two years beginning February 2005. The advantage of the acquired technology is its ability to transform basic text emails into vibrant html-based emails containing dynamically generated offers. One key advantage is that our clients can simply redirect their in-house mail servers to our system which performs a set of predefined transformations and forwards the message on to the end recipient in html format with dynamic content. This software is particularly effective at turning bland purchase/shipping confirmations into compelling sales and marketing messages.

Note 2.  Summary of Significant Accounting Policies

Basis of presentation and liquidity

The interim consolidated financial statements include the accounts of Digital Impact and its wholly owned subsidiaries. All significant intercompany accounts and balances have been eliminated.

The accompanying interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The accompanying interim consolidated financial statements are unaudited, but in the opinion of management, contain all the normal, recurring adjustments considered necessary to state fairly the financial position, the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim  periods. Results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

The Company incurred a net loss of approximately $811,000 and $3.7 million for the three and nine months ended December 31, 2004, respectively. The Company generated net income of approximately $489,000 and $304,000 for the three and nine months ended December 31, 2003, respectively. The Company generated $1.4 million of cash from operating activities for the nine months ended December 31, 2004, compared to $3.8 million provided by operating activities for the nine months ended December 31, 2003.

The Company continues to face risks associated with the execution of its strategy.  Future cash flows and capital requirements depend on numerous factors, including market acceptance of its services, competition from new and existing competitors, the amount of resources it invests in its data center infrastructure and new product development, marketing and selling its products and services and any future acquisitions or divestitures.

The Company’s primary source of liquidity is $25.0 million in cash and cash equivalents.  On October 1, 2004, Digital Impact entered into a Loan and Security Agreement with Silicon Valley Bank that provides for an $8.0 million revolving line of credit. The revolving loans will bear interest at a floating rate of interest equal to the greater of Silicon Valley Bank’s prime rate or 4.0%. On September 30, 2005, the revolving line of credit matures and Silicon Valley Bank’s commitment to extend the revolving loans under the Loan and Security Agreement terminates. The revolving and term loans under the Loan and Security Agreement are collateralized by a first priority lien on substantially all of the assets of Digital Impact, excluding intellectual property. The use of credit also requires the Company to maintain an adjusted quick ratio of not less than 1.50:1.00 and to achieve quarterly minimum revenue goals. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of Digital Impact’s obligations under the Loan and Security Agreement and foreclosure on the collateral securing its obligation under the Loan and Security Agreement. As of December 31, 2004, there have been no borrowings under this agreement, and the Company was in compliance with all financial covenants. The Company believes that it has the necessary financial resources to fund its working capital needs, capital expenditures and other business requirements for at least the next 12 months.

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

Foreign currency translation

The functional currency for the Company’s UK subsidiary is the UK Pound. Assets and liabilities are translated using the exchange rate at the balance sheet date. Revenues, expenses, gains, and losses are translated using the average exchange rate for the month in which the transaction occurred. Translation gains and losses are recorded in accumulated other comprehensive income as a separate component of stockholders’ equity.  Net gains and losses from foreign currency transactions are included in the Consolidated Statement of Operations and were not significant during any of the periods presented.

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

Digital Impact recognizes revenue net of third-party costs because the majority of client and supplier contracts have the following characteristics: most of the time, the supplier, not the Company, is deemed to be the primary obligor in the arrangement, the Company does not maintain any inventory related to Customer Acquisition programs, the Company does not make changes to any data acquired from the supplier, the Company has limited latitude in establishing the price charged to the client, the Company’s credit risk is sometimes mitigated by receiving  reduced credit terms from its clients before ordering from the supplier, and the client approves the supplier selection and the service specifications.

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

The Company’s customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. For the nine months ended December 31, 2004, two customers represented 11% and 10% of revenue, respectively. For the nine months ended December 31, 2003 two customers represented 12% and 11% of revenue, respectively. As of December 31, 2004 and 2003, one customer represented 10% of accounts receivable, respectively.

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

The Company capitalizes certain direct costs incurred in the development of internal use software.  For the nine months ended December 31, 2004, the Company capitalized approximately $52,000 in software development costs. These costs are being amortized using the straight-line method over the estimated useful life of the software, generally two years, beginning when the software is ready for use. These amounts are included in property and equipment in the accompanying consolidated balance sheet. For the nine months ended December 31, 2004, the Company amortized approximately $55,000 of software development costs.

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

Income taxes

Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax basis of assets and liabilities, measured at tax rates that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  As of December 31, 2004, the Company had recorded a full valuation allowance against its deferred tax assets.

Recent accounting pronouncements

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” an amendment of FASB Statements Nos. 123 and 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or, liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in consolidated statement of income.  The statement encourages companies with adequate exercise history to use the “binomial” approach to value stock options, which differs from the Black-Scholes option pricing model that we currently use to determine the fair value of our options. For public companies, the effective date for adopting Statement No. 123(R) will be fiscal periods beginning after June 15, 2005.  As required by Statement No. 123(R), for the quarter ended September 30, 2005, the Company will begin recording all forms of stock-based compensation expense in the income statement. This will have a significant impact on our consolidated statement of operations as we will expense the fair value of our stock options rather than disclosing the value only within our notes to financial statements as is our current practice. The Company has not yet determined which transition method it will apply.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-06 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 was effective for fiscal periods beginning after March 31, 2004, and the adoption did not have any effect on our results of operations or net income per share.

Note 3.  Business Combination

On July 12, 2004, the Company acquired all of the outstanding equity of Marketleap.com, Inc. The combination of Digital Impact’s strengths in email marketing with Marketleap’s experience in search engine marketing creates a true integrated digital online business. Digital Impact assists clients in managing their customers through the entire lifecycle of awareness, consideration, purchase and loyalty, through a combination of email and search marketing strategy, analytics and campaign execution. These factors contributed to a purchase price in excess of the fair market value of the net tangible and intangible assets acquired from Marketleap, and as a result the Company has recorded goodwill in conjunction with this transaction. Total consideration for the acquisition of Marketleap was approximately $3.8 million, consisting of 840,000 shares of stock, valued at $1.80 per share, 411,651 stock options, valued at approximately $538,000 in total, and $1.7 million in cash, including $205,000 in fees related to the acquisition. The acquisition was completed under purchase accounting and the purchase price has been allocated as follows:

•              Goodwill of $2.1 million;

•              Deferred stock compensation totaling $1.4 million, which will be amortized over 2.5 years through cost of goods sold and operating expenses;

•              Intangible assets of $191,000 and $46,000 for existing customer base and trade-name, respectively, will be amortized through sales and marketing expenses over the next 3 years. Intangible assets of $88,000 for developed technology will be amortized through cost of goods sold over the next three years.

The amount allocated to purchased intangibles was determined by management with the assistance of an appraisal completed by an independent third party using established valuation techniques. The valuation techniques included a fair value analysis of the acquired balance sheet components, a present value analysis of incremental operating income and incremental free cash flows, an analysis of avoided workforce recruiting and training costs, an analysis of avoided loss of productivity, an analysis of technology replacement cost, and a discounted cash flow analysis of acquired trademarks and a URL.

As part of the Marketleap acquisition agreement, Digital Impact has a contractual obligation to pay up to 200,000 shares of Company’s common stock if certain revenue goals are met. In the event that the revenues of the Company from its Search and Acquisition Services for the fiscal year ending March 31, 2005 are greater than $4.4 million, but less than or equal to $5.0 million, the earnout shares payable to Markeleap stock and option holders will equal 100,000 shares of Company’s common stock.  In the event that the revenues of the Company from its Search and Acquisition Services for the fiscal year ending March 31, 2005 are greater than $5.0 million, the earnout shares will equal 200,000 shares of Company’s common stock. If the earnout shares are paid out, an adjustment to goodwill will be made. Based upon our current forecast, we do not expect to pay any of the earnout.

The following unaudited pro forma revenues, net loss, and net loss per share data for the nine months ended December 31, 2004 and 2003 are based on the respective historical financial statements of the Company and Marketleap. The pro forma data reflects the consolidated results of operations as if the merger with Marketleap had occurred at the beginning of each of the periods indicated and includes the amortization of the resulting intangible assets and stock-based compensation. The pro forma financial data presented are not necessarily indicative of the Company’s results of operations that might have occurred had the transaction been completed at the beginning of the periods specified, and do not purport to represent what the Company’s consolidated results of operations might be for any future period.

	Nine Months Ended December 31,

	2004	2003
	(In thousands, except per share data)

Revenues	$32,231	$34,280
Net loss	$(4,083)	$(727)
Net loss per common share - basic and diluted	$(0.12)	$(0.02)

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

Had the Company determined compensation expense of employee stock options based on the estimated fair value of the stock options at the grant date, consistent with the guidelines of SFAS 123, the net income (loss) would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,

	2004	2003	2004	2003

Net income (loss), as reported	$(811)	$489	$(3,710)	$304
Add: Stock-based employee compensation expense included in reported net loss	264	36	696	78
Deduct: employee stock-based compensation determined under fair value based method for all awards	(681)	(737)	(2,265)	(1,442)
Pro forma net loss, fair value method for all stock-based awards	$(1,228)	$(212)	$(5,279)	$(1,060)
Basic net income (loss) per share:
As reported	$(0.02)	$0.01	$(0.11)	$0.01
Pro forma	$(0.04)	$(0.01)	$(0.15)	$(0.03)
Diluted net income (loss) per share:
As reported	$(0.02)	$0.01	$(0.11)	$0.01
Pro forma	$(0.04)	$(0.01)	$(0.15)	$(0.03)

The fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	Stock Options
	Three Months Ended December 31,		Nine Months Ended December 31,

	2004	2003	2004	2003

Expected volatility	70%	70%	70%	75%
Weighted average risk-free interest rate	3.49%	3.23%	3.54%	3.13%
Expected life in years	4	4	4	4 to 6.5
Expected dividends	0%	0%	0%	0%

	Employee Stock Purchase Plan
	Three Months Ended December 31,		Nine Months Ended December 31,

	2004	2003	2004	2003

Expected volatility	70%	70%	70%	87%
Weighted average risk-free interest rate	2.47%	1.2%	2.11%	1.28%
Expected life in years	.75	.75	.75	.75
Expected dividends	0%	0%	0%	0%

The weighted average fair value per share of options granted at fair market value for the three and nine months ended December 31, 2004 was $1.17 and $1.31, respectively, and the weighted average fair value per share of options granted at fair market value for the three and nine months ended December 31, 2003 was $2.59 and $2.46, respectively.

The pro forma impact of options on the net loss for the three and nine months ended December 31, 2004 and 2003, may not be representative of the effects on net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

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

	Three Months Ended December 31,		Nine Months Ended December 31,

	2004	2003	2004	2003

Numerator:
Numerator for basic and diluted per share amounts - net income (loss)	$(811)	$489	$(3,710)	$304

Denominator:
Denominator for basic net income (loss) per share – weighted average shares	34,860	33,490	34,590	32,650
Effect of dilutive securities: stock options and shares subject to repurchase	—	2,532	—	2,543

Denominator for diluted net income (loss) per share	34,860	36,022	34,590	35,193

Basic net income (loss) per share	$(0.02)	$0.01	$(0.11)	$0.01

Diluted net income (loss) per share	$(0.02)	$0.01	$(0.11)	$0.01

The following outstanding stock options have been excluded from the calculation of diluted net income (loss) per common share because all such securities are antidilutive for all periods presented (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,

	2004	2003	2004	2003

Options	8,281	1,100	8,281	2,100

Note 6. Restructuring Charges

In the fourth quarter of fiscal 2004, the Company initiated a cost reduction which included the termination of 19 employees and the closure of our Santa Monica office. As of December 31, 2004, all of the severance liability has been paid.

Note 7.  Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31, 2004	December 31, 2003

Purchased intangibles	$2,303	$1,930
Accumulated amortization	(2,008)	(1,930)
	$295	$—

In the quarter ended September 30, 2004, the Company recorded $325,000 in intangibles related to the acquisition of Marketleap. These assets will be amortized over three years. Approximately $117,000, $156,000, $49,000 and $3,000 of the amortization will be recognized for the fiscal years 2005, 2006, 2007 and 2008, respectively. Amortization expense was $39,000 for the three months ended December 31, 2004. No amortization expense was recorded for the three months ended December 31, 2003. The intangible assets related to the acquisition of MineShare in July 2000 have been fully amortized as of September 30, 2003. Amortization expense was $78,000 and $214,000 for the nine months ended December 31, 2004 and 2003, respectively.

On December 29, 2004, the Company entered into an agreement to acquire the assets of KBAMS, Inc. The Company paid $50,000 for the acquired assets and assumed liabilities, and $48,000 was allocated to intangible developed technology which will be amortized through cost of goods sold over the next 12 months.

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

On February 10, 2005, the Company filed a patent infringement lawsuit against Bigfoot Interactive, Inc., a competitor of the Company.  The lawsuit alleges that Bigfoot has infringed and is continuing to infringe the Company’s U.S. Patent No. 6,449,634.  The complaint seeks injunctive relief and unspecified damages.

From time to time, we may be involved in other disputes that arise in the ordinary course of business. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources.

During the ordinary course of business, we have included indemnification provisions within our contracts. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, arising from a breach of representations, warranties or covenants and infringement of a third party’s intellectual property rights. To date, we have not incurred any costs in connection with such indemnification clauses and accordingly believe that the fair value of these indemnification provisions is not material.

Note 9. Segment Reporting

Digital Impact is organized into two segments:  Email Marketing and Agency Services.  These segments were determined in fiscal 2003 based on the alignment of the Company’s organization structure and selected management financial reporting with the nature of the service product offerings.

Email Marketing provides clients with comprehensive solutions for creating and executing online direct marketing programs. The Company’s solutions are designed to enable marketers to drive revenue and deepen customer relationships with a comprehensive process that includes: collecting and managing customer information, analyzing the information to determine ideal segments and offers, and delivering highly relevant, individualized email messages.  Email Marketing represented 73% of revenues for the three months ended December 31, 2004 and 2003, respectively. The gross margin for Email Marketing was 56% and 61% for the three months ended December 31, 2004 and 2003, respectively.

Agency Services are utilized by clients to enhance marketing programs and improve results. Digital Impact offers clients services in each of the following categories: Strategic Marketing, Search and Acquisition Services, Creative Services, Web Development, Data Management, Measurement and Analytics, Program Delivery and Campaign Automation.  Agency Services represented 27% of revenues for the three months ended December 31, 2004 and 2003, respectively.   The gross margin for Agency Services was 31% and 48% for the three months ended December 31, 2004 and 2003, respectively.

The respective revenue and gross profit of each of these segments is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,

	2004	2003	2004	2003

Email Marketing revenues	$8,163	$8,364	$22,787	$23,669
Agency Services revenues	2,969	3,145	8,991	9,692
Total revenues	11,132	11,509	31,778	33,361

Email Marketing gross profit	4,537	5,092	11,771	13,980
Agency Services gross profit	922	1,495	3,460	4,718
Total gross profit	5,459	6,587	15,231	18,698

Operating expenses (not allocated between the segments)	6,326	6,151	19,066	18,405

Other income	56	53	125	11

Net income (loss)	$(811)	$489	$(3,710)	$304

Note 10. Subsequent Events

On January 25, 2005, the Company entered into an Exchange Election and Restricted Stock Agreement (the “Restricted Stock Agreement”) with each of David Oppenheimer, the Company’s Senior Vice President and Chief Financial Officer, Kevin Johnson, Senior Vice President, Products & Marketing, Michael Gorman, Senior Vice President, Search & Acquisition, and five other members of senior management.  Under the terms of the Restricted Stock

Agreement, the executives were offered the opportunity to cancel certain previous grants of Company stock options in order to obtain new grants of restricted stock.  The restricted stock will vest at the rate of 1/16 per quarter over a four-year period, provided that the executive remains employed by the Company on each vesting date.  Unvested restricted stock held on the date of termination of service will be forfeited.  The restricted stock will be equitably adjusted in the event of certain recapitalizations of the Company. The Company replaced 940,000 shares subject to stock options that were out-of-the-money with 1.2 million shares of restricted stock. The Company will incur approximately $1.8 million of non-cash stock-based compensation charges over the four-year vesting period of these restricted shares.

On February 10, 2005, the Company received a letter from InfoUSA, Inc. proposing to acquire the Company at $2.00 per share in cash.  The Company’s Board of Directors is reviewing this proposal in accordance with their fiduciary obligation.

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

The Email Marketing segment derives revenue from 1) the IMPACT ™ email software platform sold as a subscription-based hosted service (“IMPACT”) and 2) account management services such as email campaign targeting, testing, delivery and reporting.

The Agency Services segment derives revenue from project-based and retainer-based fees for marketing strategy, advanced analytics, data management, creative webpage design, customer acquisition and search engine marketing services.

On July 12, 2004, the Company acquired all of the outstanding equity of Marketleap.com, Inc. The combination of Digital Impact’s strengths in email marketing with Marketleap’s experience in search engine marketing creates a true integrated digital online business. Digital Impact assists clients in managing their customers through the entire lifecycle of awareness, consideration, purchase and loyalty, through a combination of email and search marketing strategy, analytics and campaign execution. Digital Impact expects the acquisition to result in approximately $1.5 million of additional net revenues for fiscal 2005.

On December 29, 2004, the Company entered into an agreement to acquire the assets of KBAMS, Inc. The Company has paid $50,000 in cash for the acquired assets and certain assumed liabilities. The purchase price has been allocated as follows:

•              Net fixed assets, consisting of computer equipment, totals approximately $8,000;

•              Intangible developed technology assets of $48,000 will be amortized through cost of goods sold over the next 12 months;

•              The Company has also assumed liabilities of approximately $6,000 in the form of equipment leases which expire in fourteen months.

The advantage of the acquired technology is its ability to transform basic text emails into vibrant html-based emails containing dynamic offers. One key advantage is that our clients can simply redirect their in-house mail servers to our system which performs a set of predefined transformations and forwards the message on to the end recipient in html format with dynamic content. This software is particularly effective at turning bland purchase/shipping confirmations into compelling sales and marketing messages.

The KBAMS asset purchase agreement includes a contractual obligation to pay 30% of the revenues recognized by the Company from the transmission of client-originated emails into which the KBAMS service dynamically inserts html content. The earnings period begins February 2005 and expires after two years. The amount of the earnout cannot be reasonably estimated at this time.

Members of our senior management regularly review key financial information including net revenues by segment, operating expenses and margins, net income, earnings per share, and cash flow.  They also review key operating metrics such as service mix, major account trends and email delivery volume. This information allows us to monitor the growth and profitability of our business and to evaluate the effectiveness of investments that we have made and continue to make in the areas of client services, product development, marketing and data center operations.

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

Digital Impact recognizes revenue net of third-party costs because the majority of client and supplier contracts have the following characteristics: most of the time, the supplier, not the Company, is deemed to be the primary obligor in the arrangement, the Company does not maintain any inventory related to Customer Acquisition programs, the Company does not make changes to any data acquired from the supplier, the Company has limited latitude in establishing the price charged to the client, the Company’s credit risk is sometimes mitigated by receiving reduced credit terms from its clients before ordering from the supplier, and the client approves the supplier selection and the service specifications.

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

Allowance for doubtful accounts. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Specifically, management must make estimates of the uncollectable portion of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debt experience, customer account disputes, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $7.2 million, net of allowance for doubtful accounts of $276,000, as of December 31, 2004.

Accounting for internal-use software.  We account for internal-use software in accordance with AICPA Statement of Position
98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  Internal-use software costs, including any fees paid to third parties to implement the software, are capitalized beginning when we have determined various factors are present, including among others, that the technology exists to achieve the performance requirements, we have made a decision as to whether we will purchase the software or develop it internally and we have authorized funding for the project. Capitalization of software costs ceases when the software implementation is substantially complete and is ready for its intended use, and the capitalized costs are amortized over the software’s estimated useful life (generally two years) using the straight-line method. The estimated useful life is based on technical and marketing management judgment as to the product or feature life cycle. When events or circumstances indicate the carrying value of internal use software might not be recoverable, we assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, if it is no longer probable that computer software being developed will be placed in service, the asset will be adjusted to the lower of its carrying value or fair value, if any, less direct selling costs. Any such adjustment would result in an expense in the period recorded, which could have a material adverse effect on our Consolidated Statement of Operations.  As of December 31, 2004, we believe that no such impairment of internal-use software existed.

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

`

•                                          significant decline in our stock price for a sustained period of time; and

•                                          our market capitalization relative to net book value.

When we determine that the carrying value of intangible assets, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any potential impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.  Long-lived assets and goodwill amounted to $8.7 million as of December 31, 2004.

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

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” an amendment of FASB Statements Nos. 123 and 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or, liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in consolidated statement of income. The statement encourages companies with adequate exercise history to use the “binomial” approach to value stock options, which differs from the Black-Scholes option pricing model that we currently use to determine the fair value of our options. For public companies, the effective date for adopting Statement No. 123(R) will be fiscal periods beginning after June 15, 2005.  As required by Statement No. 123(R), for the quarter ended September 30, 2005, the Company will begin recording stock-based compensation expense in the income statement. This will have a significant impact on our consolidated statement of operations as we will be expensing the fair value of our stock options rather than disclosing the impact on our consolidated net loss within our notes as is our current practice. The Company has not yet determined which transition method it will apply.

Results of Operations

The following table sets forth selected data for the periods indicated as a percentage of total revenues.  These operating results are not necessarily indicative of results for any future periods.

	Three Months Ended December 31,
	2004		2003
Net Revenues:
Email Marketing	$8,163	73%	$8,364	73%
Agency Services	2,969	27%	3,145	27%
Total net revenues	11,132	100%	11,509	100%

Cost of revenues:
Email Marketing	3,626	33%	3,272	29%
Agency Services	2,047	18%	1,650	14%
Cost of revenues	5,673	51%	4,922	43%

Gross profit	5,459	49%	6,587	57%

Operating expenses:
Research and development	735	7%	1,133	10%
Sales and marketing	3,625	32%	3,066	26%
General and administrative	1,966	18%	1,952	17%
Total operating expenses	6,326	57%	6,151	53%
Income (loss) from operations	(867)	(8)%	436	4%
Other income, net	56	1%	53	0%
Net income (loss)	$(811)	(7)%	$489	4%

Three Months Ended December 31, 2004 and 2003

Revenues

Our Email Marketing business provides clients with comprehensive solutions for creating and executing online direct marketing programs. Our solutions are designed to enable marketers to drive revenue and deepen customer relationships with a comprehensive process that includes: collecting and managing customer information, analyzing the information to determine optimal segments and offers, and delivering highly relevant, individualized email messages.  Email Marketing represented 73% of revenue for the three months ended December 31, 2004 and 2003, respectively.

The Agency Services group provides expertise to enhance marketing programs and improve results. Digital Impact offers clients services in each of the following categories: Strategic Marketing, Search and Acquisition Services, Creative Services, Web Development, Data Management, Measurement and Analytics, Program Delivery and Campaign Automation. Agency Services represented 27% of revenue for the three months ended December 31, 2004 and 2003, respectively.

Total revenues decreased by 3% to $11.1 million for the three months ended December 31, 2004 from $11.5 million for the three months ended December 31, 2003. Email Marketing revenues decreased $201,000 due to client attrition, price erosion and client mix. Agency Services revenues decreased $176,000 due to a decline in list rental revenues and client attrition, partially offset by search marketing revenues.

For the full fiscal year 2005, we are projecting revenues to be in the range of $42.1 million to $42.7 million.

Cost of Revenues

Cost of revenues consists primarily of expenses relating to the delivery of online direct marketing services, including personnel costs of our Email Marketing and Agency Services staff, the amortization of equipment, purchased and licensed technology, data center expenses, software and hardware maintenance costs and stock-based compensation.

Total cost of revenues increased 15% to $5.7 million for the three months ended December 31, 2004 from $4.9 million for the three months ended December 31, 2003. The increase in cost of revenues was primarily related to higher staffing costs related to our integrated digital marketing strategic initiatives. The increase was also partly the result of a $64,000 increase in stock-based compensation related to the acquisition of Marketleap.

Gross margin decreased to 49% for the three months ended December 31, 2004 from 57% for the three months ended December 31, 2003. The decline in gross margin was primarily the result of lower pricing and higher staffing costs. Gross margin for Email Marketing was 56% and 61% for the three months ended December 31, 2004 and 2003, respectively.  The decrease in gross margin for Email Marketing is primarily the result of the lower pricing and client mix. Gross margin for Agency Services was 31% and 48% for the three months ended December 31, 2004 and 2003, respectively.  This decline is primarily due to higher staffing and the replacement of high margin list rental and campaign automation services with lower gross margin agency services.

We expect that gross margin for fiscal year 2005 will be about 47%, as we maintain our investment in agency services to support potential growth in fiscal 2006.

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

Stock-based compensation was $313,000 and $36,000 for the three months ended December 31, 2004 and 2003, respectively. The increase in stock-based compensation was due to grants associated with the acquisition of Marketleap. For the quarters ended December 31, 2004 and 2003, stock-based compensation was included in cost of revenues, general and administrative, research and development, and sales and marketing expenses.

Amortization of purchased intangibles was $39,000 for the three months ended December 31, 2004, and is attributed to the $325,000 of intangibles acquired through the acquisition of Marketleap. For the three months ended December 31, 2004, $11,000 and $28,000 of the amortization was included in cost of goods sold and sales and marketing expenses, respectively.

We allocate the facilities costs to each functional area based on each area’s relative headcount. These allocated charges include rent and other facility-related costs, communication charges and depreciation expense for furniture and equipment.

Research and Development. Research and development expenses consist primarily of personnel and related costs, consultants and outside contractor costs. Research and development expenses declined by 35% to $0.7 million for the quarter ended December 31, 2004 from $1.1 million for the quarter ended December 31, 2003.  The decline is primarily a result of a $466,000 reduction in personnel and allocated expenses, resulting from lower headcount driven by the closure of Santa Monica research and development facility and completion of version 6.0 of IMPACT. We capitalized $14,000 and $102,000 for internally developed software for the three months ended December 31, 2004 and 2003, respectively. For the three months ended December 31, 2004, the Company amortized approximately $29,000 of the capitalized software development costs. The Company did not amortize any of the software development costs for the three months ended December 31, 2003.

Sales and Marketing.  Sales and marketing expenses consist of personnel and related costs for our direct sales force and marketing staff, and marketing programs, which include trade shows, advertisements, promotional activities and media events. Sales and marketing expenses increased by 18% to $3.6 million for the three months ended December 31, 2004 from $3.1 million for the three months ended December 31, 2003.  The increase was mainly attributable to higher staffing costs and a $186,000 increase in stock-based compensation related to the acquisition of Marketleap. During the fiscal year ending March 31, 2005, we expect sales and marketing expenses to increase about 23% over the prior year as a result of higher staffing and non-cash stock-based compensation due to the acquisition of Marketleap.

General and Administrative.  General and administrative expenses consist primarily of personnel and related costs for general corporate purposes, including information technology, finance, accounting, human resources, facilities and legal.  General and administrative expenses remained approximately the same for the three months ended December 31, 2004 and 2003. A $120,000 decrease in personnel and allocated expenses was offset by a $134,000 increase in accounting audit fee, controls consulting fees and patent legal fees. During the fiscal year ending March 31, 2005, we expect general and administrative expenses to increase modestly in absolute dollars over the prior fiscal year.

Other Income.  Other income was $56,000 for the three months ended December 31, 2004, compared to $53,000 for the three months ended December 31, 2003. Other income relates to interest income on cash, cash equivalents and short-term investments.

Income taxes. No provision for federal and state income taxes was recorded as we incurred net operating losses from inception through December 31, 2004. Due to the uncertainty regarding the ultimate utilization of the net operating loss carryforwards, we have not recorded any benefit for losses and a valuation allowance has been recorded for the entire amount of the net deferred tax asset. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. If we should have an ownership change, as defined for tax purposes, utilization of the carryforwards could be restricted. In addition, sales of our stock may further restrict our ability to utilize our net operating loss carryforwards.

Results of Operations

The following table sets forth selected data for the periods indicated as a percentage of total revenues.  These operating results are not necessarily indicative of results for any future periods.

	Nine Months Ended December 31,
	2004		2003
Net Revenues:
Email Marketing	$22,787	72%	$23,669	71%
Agency Services	8,991	28%	9,692	29%
Total net revenues	31,778	100%	33,361	100%

Cost of revenues:
Email Marketing	11,016	35%	9,689	29%
Agency Services	5,531	17%	4,974	15%
Cost of revenues	16,547	52%	14,663	44%

Gross profit	15,231	48%	18,698	56%

Operating expenses:
Research and development	2,564	8%	3,877	12%
Sales and marketing	10,836	34%	9,031	27%
General and administrative	5,666	18%	5,497	16%
Total operating expenses	19,066	60%	18,405	55%
Income (loss) from operations	(3,835)	(12)%	293	1%
Other income, net	125	0%	11	0%
Net income (loss)	$(3,710)	(12)%	$304	1%

Nine Months Ended December 31, 2004 and 2003

Revenues

Email Marketing revenues decreased by 4% to $22.8 million for the nine months ended December 31, 2004 from $23.7 million for the nine months ended December 31, 2003. Email Marketing represented 72% and 71% of total revenues for the nine months ended December 31, 2004 and 2003, respectively.

Agency Services revenues decreased by 7% to $9.0 million for the nine months ended December 31, 2004 from $9.7 million for the nine months ended December 31, 2003. Agency Services represented 28% and 29% of total revenues for the nine months ended December 31, 2004 and 2003, respectively.

Total revenues decreased by 5% to $31.8 million for the nine months ended December 31, 2004 from $33.4 million for the nine months ended December 31, 2003.  Email Marketing revenues declined due to price erosion, client attrition and client mix. Agency Services revenues declined due to the decline in our list rental business partially offset by an increase in search marketing.

Cost of Revenues

Total cost of revenues increased by 13% to $16.5 million for the nine months ended December 31, 2004 from $14.7 million for the nine months ended December 31, 2003. The increase in cost of revenues was primarily related to an increase in personnel costs, resulting primarily from higher headcount in Agency Services. The increase was also related to $172,000 increase in stock-based compensation related to the acquisition of Marketleap and higher outside services and contractors expenses.

Gross margin decreased to 48% for the nine months ended December 31, 2004 from 56% for the nine months ended December 31, 2003. Gross margin for Email Marketing was 52% and 59% for the nine months ended December 31, 2004 and 2003, respectively.  The decrease in gross margin for Email Marketing is primarily the result of the lower pricing and client mix. Gross margin for Agency Services was 38% and 49% for the nine months ended December 31, 2004 and 2003, respectively.  This decline is primarily due to the replacement of high margin list rental business with lower gross margin agency services and higher staffing costs.

Operating Expenses.

Stock-based compensation was $865,000 and $78,000 for the nine months ended December 31, 2004 and 2003, respectively. The increase in stock-based compensation was due to grants associated with the acquisition of Marketleap. For the nine months ended December 31, 2004 and 2003, stock-based compensation was included in cost of revenues, general and administrative, research and development, and sales and marketing expenses.

Amortization of purchased intangibles was $78,000 for the nine months ended December 31, 2004, attributed to the $325,000 of intangibles acquired through the acquisition of Marketleap. For the nine months ended December 31, 2004, $22,000 and $56,000 of the amortization was included in cost of goods sold and sales and marketing expenses, respectively. Amortization of purchased intangibles was $214,000 for the nine months ended December 31, 2003, related to the purchased technology from our July 2000 acquisition of MineShare. As of September 30, 2003, the MineShare purchased intangibles have been fully amortized.

Research and Development. Research and development expenses consist primarily of personnel and related costs, consultants and outside contractor costs. Research and development expenses declined by 34% to $2.6 million for the nine months ended December 31, 2004 from $3.9 million for the nine months ended December 31, 2003.  The decline is primarily a result of a $1.2 million reduction in personnel and allocated expenses, resulting from lower headcount. We capitalized $52,000 and $278,000 for internally developed software for the nine months ended December 31, 2004 and 2003, respectively. For the nine months ended December 31, 2004 and 2003, the Company amortized approximately $55,000 and $27,000 of software development costs, respectively.

Sales and Marketing.  Sales and marketing expenses consist of personnel and related costs for our direct sales and marketing staff, and marketing programs, which include trade shows, advertisements, promotional activities and media events. Sales and marketing expenses increased by 20% to $10.8 million for the nine months ended December 31, 2004 from $9.0 million for the nine months ended December 31, 2003.  The increase was mainly attributable to higher staffing costs in account management and a $508,000 increase in stock-based compensation related to the acquisition of Marketleap. During the fiscal year ending March 31, 2005, we expect sales and marketing expenses to increase about 23% over the prior year as a result of higher staffing and non-cash stock-based compensation due to the acquisition of Marketleap.

General and Administrative.  General and administrative expenses consist primarily of personnel and related costs for general corporate purposes, including information technology, finance, accounting, human resources, facilities and legal.  General and administrative expenses increased by 3% to $5.7 million for the nine months ended December 31, 2004, from $5.5 million for the nine months ended December 31, 2003.  The increase was primarily due to a $240,000 increase in accounting audit fee, controls consulting fees and patent legal fees. During the fiscal year ending March 31, 2005, we expect general and administrative expenses to increase modestly in absolute dollars over the prior fiscal year.

Other Income.  Other income was $125,000 for the nine months ended December 31, 2004, compared to $11,000 for the nine months ended December 31, 2003. Other income relates to interest income on cash, cash equivalents and short-term investments. Other expenses relate primarily to interest paid on leases and debt, and losses on disposals of fixed assets.  Other expenses decreased as a result of a decline in interest paid on long-term debt and the expiration of equipment leases.

Income taxes. No provision for federal and state income taxes was recorded as we incurred net operating losses from inception through December 31, 2004. Due to the uncertainty regarding the ultimate utilization of the net operating loss carryforwards, we have not recorded any benefit for losses and a valuation allowance has been recorded for the entire amount of the net deferred tax asset. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. If we should have an ownership change, as defined for tax purposes, utilization of the carryforwards could be restricted. In addition, sales of our stock may further restrict our ability to utilize our net operating loss carryforwards.

Liquidity and Capital Resources

Cash and Investments.

As of December 31, 2004, we had $25.0 million in cash, cash equivalents and short-term investments and working capital of $27.5 million. In addition, as of December 31, 2004, we had $1.1 million in restricted cash supporting letters of credit issued against certain contractual lease obligations.

Cash Flow from Operating Activities.

Our operating activities generated $1.3 million and $3.8 million of cash for the nine months ended December 31, 2004 and 2003, respectively. Net cash generated by operating activities for the nine months ended December 31, 2004 consisted of the net loss of $3.7 million offset by $5.0 million in non-cash items and changes in assets and liabilities. For the nine months ended December 31, 2004, deferred revenues decreased by $948,000 due to a decrease in campaign automation and web development activities relative to the current period earnings for prior deferred activities accumulated over the last twelve months. Cash provided by operating activities for the nine months ended December 31, 2003 resulted from the net income of $304,000 and non-cash items of $4.0 million, partially offset by a decrease in cash of $499,000 arising from changes in operating assets and liabilities.

Cash Flow from Investing Activities.

Our investing activities used net cash of $2.2 million for the nine months ended December 31, 2004 compared to $3.3 million used by investing activities for the nine months ended December 31, 2003. Net cash used in investing activities for the nine months ended December 31, 2004 primarily related to acquisition of Marketleap totaling $1.5 million and acquisitions of property and equipment totaling $1.3 million. It was partially offset by maturities of marketable securities of $608,000. Net cash used in investing activities for the nine months ended December 31, 2003 was primarily attributable to acquisitions of property and equipment totaling $1.8 million and purchases of short-term investments totaling $1.5 million.

Cash Flow from Financing Activities.

For the nine months ended December 31, 2004, our financing activities provided net cash of $347,000 compared to net cash of $1.4 million provided by financing activities for the nine months ended December 31, 2003. Net cash provided by financing activities for the nine months ended December 31, 2004 consisted of proceeds from option exercises and employee stock plan purchases totaling $918,000. It was partially offset by principal payments on long-term debt of $378,000 and purchase of treasury stock of $193,000. Net cash provided by financing activities for the nine months ended December 31, 2003 was attributable to the proceeds from option exercises and employee stock plan purchase totaling $2.8 million. It was partially offset by principal payments on long-term debt totaling $1.3 million and purchases of treasury stock totaling $73,000.

Debt and Lease Payments.

At December 31, 2004 we had borrowings in the form of long-term debt, payable in quarterly installments through April 2006. Total debt as of December 31, 2004 was $341,000, with $221,000 bearing an interest rate of 3% and $120,000 bearing an interest rate of 2%. On December 29, 2004, through the acquisition of technology of KBAMS, Inc., the Company assumed equipment leases with approximately $6,000 remaining to be paid in fourteen months.

Commitments.

We are committed to making cash payments in the future on our purchase obligations, notes payable, capital leases and non-cancelable operating leases. We have no off-balance sheet debt or other such unrecorded obligations and we have not guaranteed the debt of any other party. Our credit agreements place restrictions on our ability to pay dividends.

Future Cash Needs.

Digital Impact has made certain commercial commitments that extend beyond our fiscal year ending March 31, 2005. These commitments include letters of credit obtained from a financial institution in lieu of a security deposit for leased office space. The aggregate amount of the letters of credit is classified as restricted cash.

Below is a schedule of the future payments that we are obligated to make based on agreements in place as of December 31, 2004:

	Total	Three Months Ended March 31, 2005

			Year Ended March 31,
			2006	2007	2008
	(in thousands)
Contractual Obligations:
Purchase obligations	$679	$194	$455	$30	$—
Long-term debt	341	83	258	—	—
Capital leases	6	1	5	—	—
Operating leases	6,188	874	2,769	2,341	204

Total Contractual Obligations	$7,214	$1,152	$3,487	$2,371	$204

Our data center is located at facilities operated by Globix Corporation in northern California.  On September 30, 2004, Digital Impact entered into an Amendment to Master Services Agreement with Globix Corporation. Pursuant to the Amendment, the term of the Master Services Agreement was extended for an additional thirteen months commencing September 1, 2004. As of December 31, 2004, the remaining obligation under the Amendment is $635,000, which is included in the total operating leases amount in the table above.

The KBAMS asset purchase agreement includes a contractual obligation to pay 30% of the revenues recognized by the Company from the transmission of client-originated emails into which the KBAMS service dynamically inserts html content. The earnings period begins February 2005 and expires after two years. The amount of the earnout cannot be reasonably estimated at this time.

As part of the Marketleap acquisition agreement, Digital Impact has a contractual obligation to pay up to 200,000 shares of Company’s common stock if certain revenue goals are met. In the event that the revenues of the Company from its Search and Acquisition Services for the fiscal year ending March 31, 2005 are greater than $4.4 million, but less than or equal to $5.0 million, the earnout shares payable to Markeleap stock and option holders will equal 100,000 shares of Company’s common stock.  In the event that the revenues of the Company from its Search and Acquisition Services for the fiscal year ending March 31, 2005 are greater than $5.0 million, the earnout shares will equal 200,000 shares of Company’s common stock. If the earnout shares are paid out, an adjustment to the goodwill will be made. Based upon our current forecast, we do not expect to pay any of the earnout.

The Company continues to face risks associated with the execution of its strategy.  Our future cash flows and capital requirements depend on numerous factors, including market acceptance of our services, competition from new and existing competitors, the amount of resources we invest in our data center infrastructure and new product development, marketing and selling our products and services and any future acquisitions or divestitures.

The Company’s primary source of liquidity is $25.0 million in cash, cash equivalents and short-term investments. On October 1, 2004, Digital Impact entered into a Loan and Security Agreement with Silicon Valley Bank that provides for an $8.0 million revolving line of credit. The revolving loans will bear interest at a floating rate of interest equal to the greater of Silicon Valley Bank’s prime rate or 4.0%. On September 30, 2005, the revolving line of credit matures and Silicon Valley Bank’s commitment to extend the revolving loans under the Loan and Security Agreement terminates. The revolving and term loans under the Loan and Security Agreement are collateralized by a first priority lien on substantially all of the assets of Digital Impact, excluding intellectual property. The use of credit also requires the Company to maintain an adjusted quick ratio of not less than 1.50:1.00 and to achieve quarterly minimum revenue goals. The occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the acceleration of Digital Impact’s obligations under the Loan and Security Agreement and foreclosure on the collateral securing its obligation under the Loan and Security Agreement. As of December 31, 2004, there have been no borrowings under this agreement, and the Company was in compliance with all financial covenants.

The Company believes it has the necessary financial resources to fund its working capital needs, capital expenditures and other business requirements for at least the next 12 months.

Indemnification Provisions.

During the ordinary course of business, we have included indemnification provisions within our contracts. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, arising from a breach of representations, warranties or covenants and infringement of a third party’s intellectual property rights. To date, we have not incurred any costs in connection with such indemnification clauses and accordingly believe that the fair value of these indemnification obligations is not material.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” an amendment of FASB Statements Nos. 123 and 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or, liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in consolidated statement of income. The statement encourages companies with adequate exercise history to use the “binomial” approach to value stock options, which differs from the Black-Scholes option pricing model that we currently use to determine the fair value of our options. For public companies, the effective date for adopting Statement No. 123(R) will be fiscal periods beginning after June 15, 2005.  As required by Statement No. 123(R), for the quarter ended September 30, 2005, the Company will begin recording stock-based compensation expense in the income statement. This will have a significant impact on our consolidated statement of operations as we will expense the fair value of our stock options rather than disclosing the value only within our notes to financial statements as is our current practice. The Company has not yet determined which transition method it will apply.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-06 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 was effective for fiscal periods beginning after March 31, 2004, and the adoption did not have any effect on our results of operations or net income per share.

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

The loss of a major client could harm our business. While two clients each accounted for 10% or more of our revenues and our top 30 clients represented approximately 82% of our revenues for the nine months ended December 31, 2004, the loss of one or more of these clients could have a material adverse effect on our business and results of operations.

The online direct marketing industry is highly competitive, and if we are unable to compete effectively, the demand for, or the prices of, our services may decline.

The market for online direct marketing is highly competitive, rapidly evolving and experiencing rapid technological change. Intense competition may result in price reductions, reduced sales, gross margins and operating margins, and loss of market share. Our principal competitors include providers of online direct marketing solutions such as DoubleClick, Responsys, Experian, Silverpop, Bigfoot Interactive, InfoUSA and ExactTarget, as well as the in-house information technology departments of our existing and prospective clients and interactive agencies such as Digitas and aQuantive. The loss of a client due to service quality or technology problems could result in reputational harm to us and, as a result, increase the effect of competition and negatively impact our ability to attract new clients.

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

In addition, AOL and other Internet service providers are able to block messages from reaching their users. Recent releases of Internet service provider software and the implementation of stringent new policies by Internet service providers have caused periodic temporary blockages of our ability to successfully deliver emails to their customers. We continually improve our own technology and work with Internet service providers to improve our ability to successfully deliver our emails. However, if Internet service providers materially limit or halt the delivery of our emails, or if we fail to deliver emails in such a way as to be compatible with these companies’ email handling or authentication technologies, then the amount we may be able to charge our clients for producing and sending their online direct marketing campaigns may be reduced and our clients may discontinue their use of our services.   In addition, the effectiveness of email marketing may decrease as a result of increased consumer resistance to email marketing in general.

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

Our ability to successfully compete is substantially dependent upon our internally developed technology and intellectual property, which we protect through a combination of patent, copyright, trade secret and trademark law, as well as contractual obligations. We have one issued U.S. patent and have seven U.S. patent applications pending. We have several registered trademarks in the U.S. and Japan and have several more applications pending in the U.S., Europe and Japan. We may not be able to protect our proprietary rights. Unauthorized parties may attempt to obtain and use our proprietary information. Policing unauthorized use of our proprietary information is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

If we are unable to assess the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

Under the Sarbanes-Oxley Act of 2002, for our fiscal year ended March 31, 2006, we are required to assess the effectiveness of our internal controls for financial reporting and assert that such internal controls are effective. In addition, our independent registered public accounting firm must also conduct an audit to evaluate management’s assessment concerning the effectiveness of the internal controls over financial reporting and render an opinion on our assessment and the effectiveness of internal controls over financial reporting. To prepare for compliance with the Sarbanes-Oxley Act of 2002 we have undertaken certain actions including the adoption of an internal plan which includes a timeline and schedule of activities for the development, evaluation, test, and remediation, if necessary, of internal controls. We can give no assurance that such efforts will be completed in a timely manner and on a successful basis until we have completed rigorous preliminary testing. If unsuccessful, we may be unable to assert that the internal controls over financial reporting are effective, or our independent registered public accounting firm may not be able to render the required attestation concerning our assessment and the effectiveness of the internal controls over financial reporting. This may impact the reliability of our internal controls over financial reporting, which may adversely affect the market price of our common stock.

If the costs associated with the preparation for compliance with the Sarbanes-Oxley Act of 2002 materially exceed amounts currently estimated by management, such additional costs could materially increase our operating expenses and adversely affect our results of operations.

In order to comply with the Sarbanes-Oxley Act and any new rules promulgated by the SEC or Nasdaq, we have hired additional personnel and are utilizing additional outside legal, accounting and advisory services. Should the actual cost of compliance materially exceed amounts currently estimated by management, such additional costs could materially increase our operating expenses and adversely affect our results of operations.

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

Future impairment assessments on certain intangible assets may result in additional impairment charges

In fiscal year 2003, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result, our goodwill and other intangible assets that have an indefinite useful life are no longer amortized, but instead, reviewed at least annually for impairment. Significant changes in demand for our products or changes in market conditions in the principal markets in which we sell our products, could adversely impact the carrying value of these intangible assets. In particular, if there is (i) a significant and other than temporary decline in the market value of our common stock; (ii) a decrease in the market value of a particular asset; or (iii) operating or cash flow losses combined with forecasted future losses, we could be required to record impairment charges related to goodwill and other intangible assets, which could adversely affect our financial results. In addition, should we develop and manage our business using discrete financial information for reporting units in the future, we may be required to allocate our goodwill balance to those reporting units, which may result in an impairment of part or all of our recorded goodwill.

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

Foreign Currency Risk

For the period from our inception through December 31, 2004, we provided our services to clients primarily in the United States.  As a result, our financial results have not been materially affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.  The majority of our sales are currently denominated in U.S. dollars.  We have a subsidiary in the United Kingdom which, to date, has had minimal operations and minimal foreign currency sales.  The effect of foreign exchange rates fluctuations on operations were not material for the three and nine months ended December 31, 2004 and 2003, respectively.

As the operations of this subsidiary expand, our future operating results could be directly impacted by changes in foreign currency exchange rates or economic conditions in this region.  As of December 31, 2004, we had $277,000 in cash and cash equivalents denominated in foreign currencies.

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

Given the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Further, the design of a control system must reflect the fact that there are resource constraints, and that benefits of controls must be considered relative to their costs. The design of any system of controls is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Like other public companies, we are preparing for new accounting disclosures required by rules and regulations adopted in connection with the Sarbanes-Oxley Act of 2002.  In particular, we are preparing to provide, beginning with our annual report on Form 10-K for the fiscal year ending March 31, 2006, management’s report on our internal control over financial reporting and our independent registered public accounting firm’s attestation with respect to our report required by Section 404 of the Sarbanes-Oxley Act.  In recent months, we updated our documentation and will continue to update the documentation of our system of internal controls which is the necessary foundation for the evaluation and Section 404 certification by management. Non-material changes have been made in certain controls and further changes are possible as a result of these efforts.

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

On February 10, 2005, the Company filed a patent infringement lawsuit against Bigfoot Interactive, Inc., a competitor of the Company.  The lawsuit alleges that Bigfoot has infringed and is continuing to infringe the Company’s U.S. Patent No. 6,449,634.  The complaint seeks injunctive relief and unspecified damages.

Item 2.  Unregistered Sales of Securities and Use of Proceeds

On December 2, 2004, two employees of the Company received shares of our common stock as part of our patent incentive program. In connection with this grant, which resulted in the recognition of income by the employees, the Company withheld 3,576 shares of common stock to satisfy state and federal tax withholding requirements.  The closing price of the Company’s common stock on the settlement date was $1.27.  This tax withholding event was part of a compensation program sponsored by the Company, and was not part of a publicly announced repurchase plan or program.

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

10.1(3)	The Registrant’s 1998 Stock Plan, as amended and restated.
10.2(1)	The Registrant’s 1999 Employee Stock Purchase Plan.

10.3(8)	The Registrant’s 1999 Director Equity Plan, as amended and restated.
10.4(1)	Employment Agreement between the Registrant and David Oppenheimer.
10.5(5)	Employment Agreement between the Registrant and Kevin Johnson.
10.6(6)	Standard Form Lease between the Registrant and Casiopea Venture Corporation.
10.7(1)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.
10.8(4)	Form of Retention Agreement with Key Employees.
10.9(6)	Retention Agreement between the Registrant and William Park dated January 11, 2002.
10.10(6)	Promissory Note of William Park dated February 7, 2002.
10.11(7)	Amendment to Retention Agreement between the Registrant and William Park dated December 23, 2002.
10.12(9)	Master Service Agreement between the Registrant and Globix Corporation dated September 25, 2002.
10.13(10)	Amendment to the Master Services Agreement between the Registrant and Globix Corporation dated September 30, 2004.
10.14(11)	Loan and Security Agreement, dated October 1, 2004, by and between Silicon Valley Bank and the Registrant.
10.15(12)	Form of 1998 Stock Plan Stock Option Agreement.
10.16(12)	Form of 1999 Director Equity Plan Stock Option Agreement.
10.17	Form of 1999 Director Equity Plan Restricted Stock Agreement.
10.18(4)	Form of Exchange Election and Restricted Stock Agreement under the 1998 Stock Plan
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Digital Impact’s registration statement on Form S-1 (SEC File No. 333-87299) originally filed with the Commission on September 17, 1999, as subsequently amended.

(2)	Incorporated by reference to Digital Impact’s Current Report on Form 8-K filed with the Commission on July 12, 2004.

(3)	Incorporated by reference to Digital Impact’s Registration Statement on Form S-8 (SEC File No. 333-67686) filed with the Securities and Exchange Commission on August 16, 2001.

(4)	Incorporated by reference to Digital Impact’s Report on Form 8-K filed with the Commission on January 27, 2005.

(5)	Incorporated by reference to Digital Impact’s Report on Form 10-Q filed with the Commission on February 14, 2002.

(6)	Incorporated by reference to Digital Impact’s Report on Form 10-K filed with the Commission on June 7, 2002.

(7)	Incorporated by reference to Digital Impact’s Report on Form 10-Q filed with the Commission on February 14, 2003.

(8)	Incorporated by reference to Digital Impact’s Proxy Statement on Schedule 14A

filed with the Commission on June 24, 2003.

(9)	Incorporated by reference to Digital Impact’s Report on Form 10-K filed with the Commission on June 14, 2004.

(10)	Incorporated by reference to Digital Impact’s Report on Form 8-K filed with the Commission on October 6, 2004.

(11)	Incorporated by reference to Digital Impact’s Report on Form 8-K filed with the Commission on October 6, 2004.

(12)	Incorporated by reference to Digital Impact’s Report on Form 10-Q filed with the Commission on November 12, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 13, 2005
DIGITAL IMPACT, INC.
(Registrant)

/s/ WILLIAM PARK
William Park President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ DAVID OPPENHEIMER
David Oppenheimer Sr. Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)